Form 10-Q
period 1995-02-28
RIDGEWOOD PROPERTIES INC
filed 1995-04-11
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1995
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-14019


                    Ridgewood Properties, Inc.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                       58-1656330
- - -------------------------------     ------------------------
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

                 2859 Paces Ferry Road, Suite 700
                         Atlanta, Georgia
                               30339
- - -------------------------------------------------------------
             (Address of principal executive offices)
                               (Zip Code)

                          (404) 434-3670
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

                                N/A
       ----------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__  No _____

Common stock, par value $.01 per share - 963,480 shares outstanding at February 28, 1995.

                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                    RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                    -------------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                       FEBRUARY 28, 1995 AND AUGUST 31, 1994
                       -------------------------------------
                      ($000'S omitted, except per share data)
                      ---------------------------------------
                                                (Unaudited)
                                                February 28,     August 31,
               ASSETS                              1995             1994
               ------                           -----------     -----------
     Real Estate Investments:
       Real Estate Properties (Notes 5 & 6)
         Operating Properties                  $     4,035      $    4,196
         Land Held for Sale or
           Future Development                       10,406          10,903
                                               ------------     ------------
                                                    14,441          15,099

       Mortgage Loans                                  502             503
                                               ------------     ------------
       Total real estate investments                14,943          15,602

       Allowance for Possible Losses (Note 3)       (4,701)         (4,873)
                                               ------------     ------------
       Net real estate investments                  10,242          10,729

     Cash and Cash Equivalents (Note 9)                748           2,804

     Other Assets                                      835             818
                                               ------------    ------------
                                               $    11,825     $    14,351
                                               ============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                  RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                  -------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     FEBRUARY 28, 1995 AND AUGUST 31, 1994
                     -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------

                                                     (Unaudited)
                                                     February 28,   August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1995            1994
  ----------------------------------------          ------------   ------------
     Accounts Payable                               $       147    $     253
     Accrued Salaries, Bonuses and
        Other Compensation                                  703          673
     Accrued Property Tax Expense                            54          187
     Accrued Interest and Other Liabilities                 348          383
     Term Loans (Note 7)                                  4,270        5,415
                                                    ------------   ------------
        Total Liabilities                                 5,522        6,911
                                                    ------------   ------------
  Commitments and Contingencies

  Shareholders' Investment (Notes 1 & 4)
    Series A Convertible Preferred Stock,
      $1 par value, 500,000 shares authorized, 450,000
      shares issued and outstanding at February 28, 1995
      and August 31, 1994, liquidation preference
      and callable at $3,600,000.                           450          450
    Common Stock, $.01 par value, 3,000,000
      shares authorized, 963,480 shares issued and
      outstanding at February 28, 1995 and
      August 31, 1994.                                       10           10
    Paid-in Surplus (Note 4)                             16,286       16,368
    Accumulated Deficit since December 30, 1985         (10,443)      (9,388)
                                                    ------------   ------------
                                                          6,303        7,440
                                                    ------------   ------------
                                                    $    11,825    $  14,351
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                                   -------------------------------------------
                                         STATEMENTS OF CONSOLIDATED LOSS
                                         -------------------------------
                  FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
                  --------------------------------------------------------------------------
                                     ($000's omitted, except per share data)
                                     ---------------------------------------

                                                             For the Three Months Ended      For the Six Months Ended
                                                            -----------------------------   ---------------------------
                                                            February 28,     February 28,   February 28,    February 28,
                                                                1995             1994          1995            1994
                                                            ------------     ------------   -----------     -----------
REVENUES:
   Operating revenues from real estate properties.....     $        981     $      1,649   $     1,737     $     3,050
   Sales of real estate properties ...................              326              637           326           1,228
   Revenues from hotel management ....................               66               --            67              --
   Mobile home sales .................................               --              928            --           1,859
   Income from loans and temporary investments .......               24               25            63              51
   Other .............................................               --               31             3              36
                                                           -------------    -------------  ------------    ------------
                                                                  1,397            3,270         2,196           6,224
                                                           -------------    -------------  ------------    ------------
COSTS AND EXPENSES:
   Expenses of real estate properties ................              795            1,317         1,532           2,666
   Expenses of real estate sales .....................              332              615           332           1,163
   Expenses of hotel management ......................              135               --           135              --
   Expenses of mobile home sales .....................               --            1,281            --           2,567
   Depreciation ......................................              117              331           235             667
   Interest expense ..................................              105              216           221             433
   Provision for possible losses .....................               --               --            50              --
   General, administration and other .................              328              397           671             778
                                                           -------------    -------------  ------------    ------------
                                                                  1,812            4,157         3,176           8,274
                                                           -------------    -------------  ------------    ------------
LOSS BEFORE INCOME TAX EXPENSE ........................    $       (415)    $       (887)  $      (980)    $    (2,050)
                                                           -------------    -------------  ------------    ------------
INCOME TAX EXPENSE ....................................    $         --     $          --  $        75     $         --
                                                           -------------    -------------  ------------    ------------
NET LOSS ..............................................    $       (415)    $       (887)  $    (1,055)    $    (2,050)
                                                           =============    =============  ============    ============
LOSS PER SHARE (NOTE 4) ...............................    $      (0.43)    $      (0.23)  $     (1.10)    $     (0.52)
                                                           =============    =============  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                         -------------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
              FOR THE SIX MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
              -----------------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                         1995           1994
                                                                      ----------     ----------
Cash flows from operating activities:
  Net loss ......................................................     $  (1,055)     $  (2,050)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization .............................           251            747
      Increase (decrease) in allowance for possible losses ......            50            (37)
      Loss (gain) from sales of real estate property ............             6            (27)
      Decrease (increase) in mobile home inventory ..............            --           (137)
      Decrease (increase) in other assets .......................           (51)            73
      Increase (decrease) in accounts payable and
        accrued liabilities .....................................          (244)           230
                                                                      ----------     ----------
      Total adjustments .........................................            12            849
                                                                      ----------     ----------
      Net cash used by operating activities .....................        (1,043)        (1,201)

Cash flows from investing activities:
    Principal payments received on mortgage loans ...............             1             33
    Proceeds from sales of real estate ..........................           308          1,091
    Additions to real estate properties .........................           (95)          (858)
                                                                      ----------     ----------
      Net cash provided by investing activities .................           214            266

Cash flows from financing activities:
    Payment of dividend on preferred stock ......................           (82)            --
    Proceeds from notes payable .................................            --          1,626
    Repayments of notes payable .................................        (1,145)        (2,362)
                                                                      ----------     ----------
      Net cash used by financing activities .....................        (1,227)          (736)
                                                                      ----------     ----------
Net decrease in cash and cash equivalents .......................     $  (2,056)     $  (1,671)

Cash and cash equivalents at beginning of period ................         2,804          2,142
                                                                      ----------     ----------
Cash and cash equivalents at end of period ......................     $     748      $     471
                                                                      ==========     ==========

Supplemental disclosure of noncash activity:
    Chargeoff of fully reserved loan ............................     $ 227,000
                                                                      ==========

The accompanying notes are an integral part of these consolidated financial statements.


         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
                         (Unaudited)


1.  GENERAL:

           Ridgewood Properties, Inc. (the "Company") has been engaged in the business of acquiring, developing, operating and selling real property located primarily in the Southeast and "Sunbelt" areas. The Company is focusing in the future on the acquisition, development and management of hotel properties throughout the country. Accordingly, the Company formed a hotel management subsidiary in December 1994 and is actively pursuing the acquisition of management contracts, as well as investor groups for future acquisitions where the Company can use its expertise on a fee basis for the benefit of others. The Company will take ownership interest where feasible and dependent upon adequate sources of financing. The Company was incorporated in Delaware on October 29, 1985.

           The Company's common stock is currently listed in the broker-dealer "Pink Sheets" and trades in the over-the-counter market. Of the Company's issued and outstanding shares of common stock, approximately 42% of the common stock is owned by the Company's President, N. Russell Walden. All of the Company's issued and outstanding shares of preferred stock are owned by Triton Group, Ltd.

           The accompanying financial statements of the Company present the historical cost basis amount of assets, liabilities and shareholders' investment of the real estate business for the periods presented. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its joint venture investments after the elimination of all intercompany amounts.

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1994. The results of operations for the six months ended February 28, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1995.

           The Company is currently generating net operating loss carryforwards for both book and tax purposes which may be used to offset future taxable income. In September 1993, the Company adopted SFAS 109. The adoption of SFAS 109 did not have a material effect on the Company's consolidated financial position or results of operations. The Company has incurred some income tax expense due to alternative minimum tax limitations on the amount of net operating losses which may be used to offset taxable income. However, this alternative minimum tax may be used to decrease future taxes payable.

           For the purpose of the Statement of Cash Flows, cash includes cash equivalents which are highly liquid investments with maturity of three months or less.

          Certain prior year amounts have been reclassified to conform with the current presentation.

3.  ALLOWANCE FOR POSSIBLE LOSSES:

                               Six Months     Six Months
                                 Ended          Ended
                                2/28/95        2/28/94
                               ----------     ----------

Allowance for possible
   losses at beginning
   of year                      $4,873         $3,625

Provision for possible
   losses                           50            --

Chargeoff and reversal of
   reserves from the sales
   of real estate assets          (222)          (37)

Chargeoff of fully reserved
   loan                             --          (227)
                               ___________    __________
Allowance for possible
   losses at 2/28/95 and
   2/28/94, respectively        $4,701         $3,361
                               ===========    ==========


           The allowance for possible losses increased by $50,000 for the three months ended November 30, 1994. The additional reserve was to reflect the net realizable value on a residential lot in Atlanta, Georgia. There were no adjustments to the allowance for possible losses during the second quarter of fiscal year 1995.

          The allowance for possible losses decreased by approximately $264,000 for the six months ended February 28, 1994. Approximately $37,000 of the decrease was due to the sale of land on which reserves had been specifically allocated. The remaining $227,000 decrease was due to the write off of a mortgage loan which had a 100% reserve.

4.  SHAREHOLDERS' INVESTMENT:

Loss Per Common Share --

           Loss per common share is calculated based upon the weighted average number of shares outstanding of approximately 963,000 for the three and six months ended
February 28, 1995 and 3,912,000 for the three and six months ended February 28, 1994.

Preferred Stock --

          The Company paid a dividend of $.10 per share to the preferred shareholder, Triton Group, Ltd., on November 15, 1994 and again on February 28, 1995. The preferred stock is callable at $8.00 per share and has cumulative annual dividend rights of $.40 per share, payable on a quarterly basis.

5.  REFINANCING OF THE RAMADA INN:

          The Company has applied for a loan from a commercial lender to refinance the Ramada Inn in Longwood, Florida. The expected loan proceeds will be $2,970,000. The loan will be for a term of 15 years with the amortization period being 25 years, at the rate of the 10 year U. S. Treasury Notes plus 4% fixed at the closing of the loan or sooner if the Company chooses. Principal and interest payments will be approximately $31,000 per month. Proceeds from the loan will be used to repay the current loan. The loan commitment is expected to be issued no later than April 14, 1995. The closing is expected to occur on or before May 29, 1995.

6.  SALE OF RIDGEWOOD LODGE:

          The Company has signed a definitive contract to sell the RidgeWood Lodge, its weekly rental hotel in Orlando, Florida. The net proceeds, after commissions, will be approximately $2.7 million. All contingencies under the contract have expired, and the closing date has been set for April 27, 1995. The gain on the sale will be approximately $200,000.

7.  NOTES PAYABLE:

          Effective December 31, 1991, the Company's
Revolving Line of Credit expired and the outstanding principal balance of $15,000,000 converted to a term loan.
In January 1992, the term loan was amended to postpone principal payments for seven months. Under the amended agreement, interest accrues at the rate of one percent (1%) per annum above the prime rate (currently 8.50%) of the lender. Under the term loan agreement, the Company is required to make interest payments on the outstanding principal balance of the note monthly through December 31, 1996. On the first day of each month through December 1, 1996, the outstanding principal amount of the note was to be repaid in equal monthly payments of $250,000. In June 1994, the loan agreement was amended whereby proceeds from future sales of property securing the term loan will serve to reduce the remaining monthly amortization, thereby reducing the $250,000 monthly payment rather than reducing the remaining principal due at the end of the term. On January 1, 1997, the remaining outstanding principal balance shall be payable in full. The loan is secured by certain real estate assets of the Company with a gross book value of approximately $10,000,000. At February 28, 1995, the monthly principal payment is $171,000. The balance of this term loan as of February 28, 1995 was approximately $4,270,000. In March 1995, the Company obtained a waiver of principal payments under the loan until the occurrence of the closing of the loan on the Ramada Inn and the sale of the RidgeWood Lodge or May 30, whichever occurs first. (See Notes 5 and 6). The proceeds from the sale and refinancing will exceed the principal balance outstanding by approximately $1.4 million. The excess cash will be used to fund operating losses until new sources of income are established.

          Before considering the effects of the sale of the RidgeWood Lodge and the refinancing of the Ramada Inn, maturities of long-term debt for the remainder of fiscal year
1995 are approximately $1,710,000; fiscal year 1996 maturities are $2,052,000; and fiscal year 1997 maturities are $508,000.

8.  HOTEL MANAGEMENT SUBSIDIARY:

           In December 1994, the Company formed a hotel management company which is a wholly-owned subsidiary of the Company. In conjunction with the formation of this subsidiary, the Company acquired options to purchase the assets and the contracts of another hotel management company. At the end of the option period (December 31, 1995), the Company will have the option to purchase the contracts based on earnings of the subsidiary for the calendar year 1995.
The seller has the right to sell or to withdraw when this offer is received. The payment would be made through the issuance of the Company's stock. The hotel management expenses currently exceed revenues. Under the terms of the option agreement, any losses generated will be repaid at the end of December 1995. Because it is not certain that the Company will recover this deficit, it has shown the losses in the operations of the Company in the accompanying financial statements. Management does not expect this transaction to have a material impact on the financial condition or results of operations of the Company.

9.  SUBSEQUENT EVENT:

          In March 1995 the Company borrowed approximately $381,000 against the cash values on key-person life insurance contracts which the Company purchased concurrently with the implementation of the Supplemental Retirement and Death Benefit Plan. The net proceeds to the Company were approximately $358,000 due to prepayment of interest on the loan.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THREE AND SIX MONTHS ENDED FEBRUARY 28, 1995
   COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 28, 1994


LIQUIDITY AND CAPITAL RESOURCES --

           Effective December 31, 1991, the Company's
Revolving Line of Credit expired and the outstanding principal balance of $15,000,000 converted to a term loan.
In January 1992, the term loan was amended to postpone principal payments for seven months. Under the amended agreement, interest accrues at the rate of one percent (1%) per annum above the prime rate (currently 8.50%) of the lender. Under the term loan agreement, the Company is required to make interest payments on the outstanding principal balance of the note monthly through December 31, 1996. On the first day of each month through December 1, 1996, the outstanding principal amount of the note was to be repaid in equal monthly payments of $250,000. In June 1994, the loan agreement was modified whereby proceeds from future sales of property securing the term loan will serve to reduce the remaining monthly amortization, thereby reducing the $250,000 monthly payment rather than reducing the remaining principal due at the end of the term. The monthly principal payment is currently $171,000. On January 1, 1997, the remaining outstanding principal balance shall be payable in full. The loan is secured by certain real estate assets of the Company with a gross book value of approximately $10,000,000. The balance of this term loan as of February 28, 1995 was approximately $4,270,000.


          Occupancy of the Company's operating properties as of February 28, 1995 and 1994, were as follows:
                                              February 28,
                                              1995    1994
                                              ----    ----
     Hotel in Longwood, FL (monthly avg.) . .  85%     83%
     Hotel in Orlando, FL (monthly avg.)  . .  92%     70%

Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell real estate, seek alternative financing or otherwise recapitalize the Company. In February 1995 the Company signed a contract to sell the weekly rental hotel property in Orlando, Florida for $2.9 million in cash. Net proceeds will be approximately $2.7 million. In April 1995, the Company expects to receive a commitment to refinance its other hotel property in Orlando, Florida. The approximate loan amount is expected to be $2.9 million. Both of these are expected to close by May 30, 1995. The current lender has agreed to forego principal payments until the Company consummates the refinancing transaction and the closing of the sale of the RidgeWood Lodge or until May 30, 1995, whichever occurs first. At closing of both transactions, the Company will repay the existing loan to the extent there remains a loan balance. The excess cash from these two transactions will be approximately $1.4 million. The excess cash will be used to fund operating losses until new sources of income can be generated. The Company also intends to aggressively pursue the acquisition of hotel management contracts which would provide additional cash flow. Such acquisitions would be accomplished by either acquiring the contracts of other hotel management companies and/or through the Company's own marketing efforts to earn new contracts.

RESULTS OF OPERATIONS --

          During the three month period ended February 28, 1995, the Company had losses from real estate sales of approximately $6,000. There were no real estate sales during the first quarter of fiscal year 1995. During the three and six months ended February 28, 1994, the gains from real estate sales were $22,000 and $65,000, respectively. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

          Operating revenues from real estate properties decreased $668,000, or 40%, and $1,313,000, or 43%, respectively, for the three and six months ended February 28, 1995 compared to the three and six months ended February 28, 1994. The decrease was a result of the sale of the Company's apartments in Dallas, Texas, and mobile home parks in Florida during the fourth quarter of fiscal year 1994. Revenues attributable to the two remaining hotel properties increased by $100,000 and $196,000, respectively, for the three and six months ended February 28, 1995. The sale of the RidgeWood Lodge is expected to have a positive effect on the operations of the Company. The net loss was approximately $161,000, and $103,000 for the six months ended February 28, 1994 and February 28, 1995, respectively.

          During the three and six months ended February 28, 1995, there were no losses from mobile home sales compared to losses of $353,000 and $708,000 for the same periods of fiscal year 1994.

          Operating expenses during the three and six months ended February 28, 1995 decreased $522,000, or 40%, and $1,134,000, or 43%, compared to the three and six months ended February 28, 1994. The decrease is due primarily to the sale of the Company's mobile home parks in Florida and apartments in Texas. Expenses at the Company's two hotel properties in Florida remained relatively stable during the three and six months ended February 28, 1995 compared to February 28, 1994.

          Interest expense decreased approximately $111,000 and $212,000 during the three and six months ended February 28, 1995, respectively, compared to the three and six months ended February 28, 1994 due to the decrease in outstanding debt. There was no capitalized interest during the three or six months ended February 28, 1995 or February 28, 1994.

          The Company formed a hotel management subsidiary in December 1994. Losses for the three and six months ended February 28, 1995 were $68,000. The loss was generated by expenses attributable to the hotel management operations exceeding management fee revenue. This loss is attributable to the assets of another company which the Company has an option to purchase pursuant to the terms of the agreement. The agreement also requires Cornerstone Management and Development, Inc. (Maryland) to repay the Company if losses occur, but because of the uncertainty of collecting this amount, the Company has included this loss in its results of operations. The Company is currently funding its deficit because it anticipates that the loss will reverse and that the management activities will generate a profit for the fiscal year.

          General, administration and other expenses decreased $69,000, or 17%, and $107,000, or 14%, for the three and six months ended February 28, 1995 compared to the three and six months ended February 28, 1994 as a result of reduced overhead expenses due to a smaller business entity.


                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         A.  Exhibits:

            27  Financial Data Schedule


         B.  Reports on Form 8-K:

            No reports on Form 8-K were filed during the three months ended February 28, 1995.


                         SIGNATURES


           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIDGEWOOD PROPERTIES, INC.



                               By: /s/ N. R. Walden__________
                                   N. Russell Walden
                                   President



                              By: /s/ Karen S. Hughes_______
                                  Karen S. Hughes
                                  Vice President,
                                  Chief Accounting Officer



Date:  April 11, 1995