Form 10-Q
period 1995-05-31
RIDGEWOOD PROPERTIES INC
filed 1995-07-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1995
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-14019


                    Ridgewood Properties, Inc.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                       58-1656330
- -------------------------------     ------------------------
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

                 2859 Paces Ferry Road, Suite 700
                         Atlanta, Georgia
                               30339
- -------------------------------------------------------------
             (Address of principal executive offices)
                           (Zip Code)

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

Yes __X__  No _____

Common stock, par value $.01 per share - 963,480 shares outstanding at May 31, 1995.

                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                    RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                    -------------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                          MAY 31, 1995 AND AUGUST 31, 1994
                          --------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                  May 31,        August 31,
               ASSETS                              1995             1994
               ------                           -----------      -----------
     Real Estate Investments:
       Real Estate Properties (Notes 5 & 6)
         Operating Properties                  $     1,477      $     4,196
         Land Held for Sale or
           Future Development                       11,128           10,903
                                               ------------     ------------
                                                    12,605           15,099

       Mortgage Loans                                  473              503
                                               ------------     ------------
       Total real estate investments                13,078           15,602

       Allowance for Possible Losses (Note 3)       (4,701)          (4,873)
                                               ------------     ------------
       Net real estate investments                   8,377           10,729

     Cash and Cash Equivalents                         380            2,804

     Other Assets                                      432              818
                                               ------------     ------------
                                               $     9,189      $    14,351
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                  RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                  -------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        MAY 31, 1995 AND AUGUST 31, 1994
                        --------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                       May 31,      August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1995           1994
  ----------------------------------------          ------------   ------------
     Accounts Payable                               $        46    $       253
     Accrued Salaries, Bonuses and
        Other Compensation                                  723            673
     Accrued Property Tax Expense                            97            187
     Accrued Interest and Other Liabilities                 743            383
     Term Loans (Note 7)                                  1,451          5,415
                                                    ------------   ------------
        Total Liabilities                                 3,060          6,911
                                                    ------------   ------------
  Commitments and Contingencies (Note 10)


    Series A Convertible Preferred Stock,
      $1 par value, 500,000 shares authorized, 450,000
      shares issued and outstanding at May 31, 1995
      and August 31, 1994, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 3,000,000
      shares authorized, 963,480 shares issued and
      outstanding at May 31, 1995 and
      August 31, 1994.                                       10             10
    Paid-in Surplus                                      16,242         16,368
    Accumulated Deficit since December 30, 1985         (10,573)        (9,388)
                                                    ------------   ------------
                                                          6,129          7,440
                                                    ------------   ------------
                                                    $     9,189    $    14,351
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.


                                   RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                                   -------------------------------------------
                                         STATEMENTS OF CONSOLIDATED LOSS
                                         -------------------------------
                      FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1995 AND MAY 31, 1994
                      -----------------------------------------------------------------
                                     ($000's omitted, except per share data)
                                     ---------------------------------------

                                                             For the Three Months Ended    For the Nine Months Ended
                                                            ----------------------------- ---------------------------
                                                              May 31,          May 31,        May 31,    May 31,
                                                                1995             1994          1995       1994
                                                            ------------     ------------   ----------- -----------
REVENUES:
   Operating revenues from real estate properties.....     $        890     $      1,451   $     2,626     $ 4,501
   Sales of real estate properties ...................            2,964            4,251         3,290       5,479
   Revenues from hotel management ....................               96              --            163         --
   Mobile home sales .................................               --            1,480            --       3,339
   Income from loans and temporary investments .......               19               22            83          74
   Other .............................................               --                4             3          41
                                                           -------------    -------------  ------------ ------------
                                                                  3,969            7,208         6,165      13,434
                                                           -------------    -------------  ------------ ------------
COSTS AND EXPENSES:
   Expenses of real estate properties ................              782            1,244         2,313       3,911
   Expenses of real estate sales .....................            2,711            3,062         3,044       4,225
   Expenses of hotel management ......................              115               --           250          --
   Expenses of mobile home sales .....................               --            1,689            --       4,256
   Depreciation ......................................               89              287           324         954
   Interest expense ..................................               80              182           302         615
   Provision for possible losses .....................               --               --            50          --
   General, administration and other .................              358              365         1,029       1,143
                                                           -------------    -------------  ------------ ------------
                                                                  4,135            6,829         7,312      15,104
                                                           -------------    -------------  ------------ ------------
LOSS BEFORE INCOME TAX EXPENSE ........................    $       (166)    $        379   $    (1,147)    $ (1,670)
                                                           -------------    -------------  ------------ ------------
INCOME TAX EXPENSE ....................................    $        (37)    $          --  $        38         $ --
                                                           -------------    -------------  ------------ ------------
NET LOSS ..............................................    $       (129)    $        379   $    (1,185)    $ (1,670)
                                                           =============    =============  ============ ============
LOSS PER SHARE (NOTE 4) ...............................    $      (0.13)    $       0.10   $     (1.23)    $ (0.43)
                                                           =============    =============  ============ ============

The accompanying notes are an integral part of these consolidated financial statements.

                         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                         -------------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
                   FOR THE NINE MONTHS ENDED MAY 31, 1995 AND MAY 31, 1994
                   --------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                         1995           1994
                                                                      ----------     ----------
Cash flows from operating activities:
  Net loss ......................................................     $  (1,185)     $  (1,670)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization .............................           348          1,035
      Increase (decrease) in allowance for possible losses ......            50            (53)
      Gain from sales of real estate property ...................          (246)        (1,201)
      Decrease in mobile home inventory .........................            --            385
      Decrease in other assets ..................................           335            229
      Increase in accounts payable and
        accrued liabilities .....................................           114            220
                                                                      ----------     ----------
      Total adjustments .........................................           601            615
                                                                      ----------     ----------
      Net cash used by operating activities .....................          (584)        (1,055)

Cash flows from investing activities:
    Principal payments received on mortgage loans ...............            30             37
    Proceeds from sales of real estate ..........................         3,043          5,072
    Additions to real estate properties .........................          (823)          (952)
                                                                      ----------     ----------
      Net cash provided by investing activities .................         2,250          4,157

Cash flows from financing activities:
    Payment of dividend on preferred stock ......................          (126)            --
    Proceeds from notes payable .................................            --          2,433
    Repayments of notes payable .................................        (3,964)        (7,017)
                                                                      ----------     ----------
      Net cash used by financing activities .....................        (4,090)        (4,584)
                                                                      ----------     ----------
Net decrease in cash and cash equivalents .......................     $  (2,424)     $  (1,482)

Cash and cash equivalents at beginning of period ................         2,804          2,142
                                                                      ----------     ----------
Cash and cash equivalents at end of period ......................     $     380      $     660
                                                                      ==========     ==========

Supplemental disclosure of noncash activity:
    Chargeoff of fully reserved loan ............................                    $ 227,000
                                                                                     ==========

The accompanying notes are an integral part of these consolidated financial statements.

         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MAY 31, 1995 AND MAY 31, 1994
                         (Unaudited)


1.  GENERAL:

           Ridgewood Properties, Inc. (the "Company") has been engaged in the business of acquiring, developing, operating and selling real property located primarily in the Southeast and "Sunbelt" areas. The Company is focusing in the future on the acquisition, development and management of hotel properties throughout the country. Accordingly, the Company formed a hotel management subsidiary in December 1994 and is actively pursuing the acquisition of management contracts, as well as investor groups for future acquisitions where the Company can use its expertise on a fee basis for the benefit of others. The Company will take ownership interest where feasible and if adequate sources of financing are available. The Company was incorporated in Delaware on October 29, 1985.

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1994. The results of operations for the nine months ended May 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1995.

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

3.  ALLOWANCE FOR POSSIBLE LOSSES:

                               Nine Months    Nine Months
                                  Ended          Ended
                                 5/31/95        5/31/94
                               ----------     ----------

Allowance for possible
   losses at beginning
   of year                      $4,873         $3,625

Provision for possible
   losses                           50            --

Chargeoff and reversal of
   reserves from the sales
   of real estate assets          (222)          (54)

Chargeoff of fully reserved
   loan                             --          (227)
                               ___________    __________
Allowance for possible
   losses at 5/31/95 and
   5/31/94, respectively        $4,701         $3,344
                               ===========    ==========


           The allowance for possible losses decreased by $172,000 for the nine months ended May 31, 1995. An additional reserve of $50,000 was to reflect the net realizable value on a residential lot in Atlanta, Georgia.
The remaining decrease of $222,000 was due to the sale of land on which reserves had been specifically allocated.

         The allowance for possible losses decreased by approximately $281,000 for the nine months ended May 31, 1994. Approximately $54,000 of the decrease was due to the sale of land on which reserves had been specifically allocated. The remaining $227,000 decrease was due to the write off of a mortgage loan which had a 100% reserve.

4.  SHAREHOLDERS' INVESTMENT:

Loss Per Common Share --

           Loss per common share is calculated based upon the weighted average number of shares outstanding of approximately 963,000 for the three and nine months ended May
31, 1995 and 3,912,000 for the three and nine months ended
May 31, 1994.

Preferred Stock --

         The Company paid a dividend of $.10 per share to the preferred shareholder, Triton Group, Ltd., on November 15, 1994, February 28, 1995 and May 31, 1995. The preferred stock is callable at $8.00 per share and has cumulative annual dividend rights of $.40 per share, payable on a quarterly basis.

5.  REFINANCING OF THE RAMADA INN:

         In June 1995, the Company received a loan from a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments will be approximately $26,000 per month beginning August 1, 1995. A portion of the proceeds from the loan were used to repay the current loan. The remaining proceeds of approximately $1,500,000 will be used for working capital. In addition, the Company is required to make a repair escrow payment of 4% of estimated revenues and tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise.

6.  SALE OF RIDGEWOOD LODGE:

         In April 1995, the Company sold the RidgeWood Lodge, its weekly rental hotel in Orlando, Florida. The net proceeds, after commissions, were approximately $2,700,000.
The gain on the sale was approximately $250,000. The proceeds were used to reduce the outstanding balance of the Company's term loan.

7.  NOTES PAYABLE:

         The Company's term loan balance of $1,451,000 was repaid in June 1995 from the proceeds from the sale of a portion of the Columbus, Ohio land and the refinancing of the Ramada Inn discussed above. With the repayment of this loan, the Company will be relieved of the burden of servicing this debt and further deteriorating its cash position.

8.  LOAN AGAINST CASH VALUES OF LIFE INSURANCE POLICY:

         In March 1995 the Company borrowed approximately $381,000 against the cash value on key-person life insurance contracts which the Company purchased concurrently with the implementation of the Supplemental Retirement and Death Benefit Plan. The net proceeds to the Company were approximately $358,000 due to the prepayment of interest on the loan.

9.  COMMITMENTS AND CONTINGENCIES:

         On May 2, 1995 a complaint was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled WILLIAM N. STRASSBURGER V. MICHAEL M. EARLY, LUTHER
A. HENDERSON, JOHN C. STISKA, N. RUSSELL WALDEN, AND TRITON GROUP, LTD., DEFENDANTS, AND RIDGEWOOD PROPERTIES, INC., NOMINAL DEFENDANT, C.A. NO. 14267 (the "Complaint"). The plaintiff is an individual shareholder of the Company who purports to file the Complaint individually, representatively on behalf of all similarly situated shareholders, and derivatively on behalf of the Company. The Complaint challenges the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd. in five counts, denominated Waste of Corporate Assets, Breach of Duty of Loyalty to Ridgewood, Breach of Duty of Good Faith, Intentional Misconduct, and Breach of Duty of Loyalty and Good Faith to Class.

         The Complaint seeks (a) permission of the court to proceed as a class action with respect to one count; (b) rescission of the repurchase of Triton's Ridgewood common stock, together with recovery (to Ridgewood) of the approximately $8 million in cash and the shares of preferred stock received by Triton in the repurchase, or in the alternative, unspecified restitution or damages to Ridgewood resulting from the Triton repurchase; (c) unspecified restitution or damages to Ridgewood resulting from the Hesperus repurchase; (d) unspecified damages to Ridgewood resulting from the alleged breaches of the defendants' duties of loyalty and good faith and their alleged intentional misconduct; (e) unspecified damages for any separate injury allegedly suffered by members of the purported class; and (f) the plaintiff's costs and expenses of this litigation, including attorneys' fees.

         The Company has answered the Complaint, denying all allegations of wrongdoing either on its part or that of its directors. The Company's management believes the claims made in the Complaint are without merit, and that the shareholders of Ridgewood benefited from the challenged transactions. Management intends vigorously to contest this matter.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FOR THREE AND NINE MONTHS ENDED MAY 31, 1995
     COMPARED TO THREE AND NINE MONTHS ENDED MAY 31, 1994


LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company borrowed approximately $2,800,000 from a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments will be approximately $26,000 per month beginning August 1, 1995. A portion of the proceeds from the loan were used to repay the current loan. The remaining proceeds of approximately $1,500,000 will be used for working capital. In addition, the Company is required to make a repair escrow payment of 4% of estimated revenues and tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise.

         The Company's term loan balance of $1,451,000 was repaid in June 1995 with the sale of a portion of the Columbus, Ohio land and the refinancing of the Ramada Inn.
With the repayment of this loan, the Company will be relieved of the burden of servicing this debt and further deteriorating its cash position.

         Occupancy rates of the Company's operating property as of May 31, 1995 and 1994, were as follows:
                                                 May 31,
                                              1995    1994
                                              ----    ----
     Hotel in Longwood, FL (monthly avg.) . .  63%     61%

Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell real estate, seek alternative financing or otherwise recapitalize the Company. Due to the sale of the RidgeWood Lodge and the refinancing of the Ramada Inn, there is excess cash of approximately $1.5 million after payment of the current debt. This excess cash will be used to fund operating losses until new sources of income can be generated. The Company also intends to aggressively pursue the acquisition of hotel management contracts which would provide additional cash flow. Such acquisitions would be accomplished by either acquiring the contracts of other hotel management companies and/or through the Company's own marketing efforts to enter into new contracts.

RESULTS OF OPERATIONS --

         During the three and nine months ended May 31, 1995, the Company had gains from real estate sales of approximately $253,000 and $246,000, respectively. During the three and nine months ended May 31, 1994, the gains from real estate sales were $1,189,000 and $1,254,000, respectively. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

         Operating revenues from real estate properties decreased $561,000, or 39%, and $1,875,000, or 42%, respectively, for the three and nine months ended May 31, 1995 compared to the three and nine months ended May 31, 1994. The decrease was a result of the sale of the Company's apartments in Dallas, Texas, and mobile home parks in Florida during the fourth quarter of fiscal year 1994. Revenues attributable to the two remaining hotel properties decreased by $77,000 for the three months ended May 31, 1995 compared to the three months ended May 31, 1994. This was due to the sale of the hotel in Orlando, Florida in April 1995. Revenue at the two hotels increased $112,000 for the nine months ended May 31, 1995 compared to the nine months ended May 31, 1994. The sale of the hotel in Orlando is expected to have a positive effect on the operations of the Company. The net loss for this hotel was approximately $365,000, and $144,000 for the nine months ended May 31, 1994 and May 31, 1995, respectively.

         During the three and nine months ended May 31, 1995, there were no losses from mobile home sales compared to losses of $209,000 and $917,000 for the same periods of fiscal year 1994.

         Operating expenses during the three and nine months ended May 31, 1995 decreased $462,000, or 37%, and $1,598,000, or 41%, compared to the three and nine months ended May 31, 1994. The decrease is due primarily to the sale of the Company's mobile home parks, hotel in Florida and apartments in Texas. Expenses at the Company's remaining hotel in Florida remained relatively stable during the three and nine months ended May 31, 1995 compared to May 31, 1994.

         Interest expense decreased approximately $102,000 and $313,000 during the three and nine months ended May 31, 1995, respectively, compared to the three and nine months ended May 31, 1994 due to the decrease in outstanding debt.
There was no capitalized interest during the three or nine months ended May 31, 1995 or May 31, 1994.

         The Company formed a hotel management subsidiary in December 1994. Losses for the three and nine months ended May 31, 1995 were $19,000 and $87,000, respectively. The loss was generated by expenses attributable to the hotel management operations exceeding management fee revenue. This loss is attributable to the assets of another company which the Company has an option to purchase. The option agreement requires Cornerstone Management and Development, Inc. (Maryland) to repay the Company if losses occur, but because of the uncertainty of collecting this amount, the Company has included this loss in its results of operations. The Company is currently funding its deficit because it anticipates that the loss will reverse and that the management activities will break even for the fiscal year based on additional management contracts.

         General, administration and other expenses decreased $7,000, or 2%, and $114,000, or 10%, for the three and nine months ended May 31, 1995 compared to the three and nine months ended May 31, 1994 as a result of reduced overhead expenses due to a smaller business entity.

                 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On May 2, 1995 a complaint was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled WILLIAM N. STRASSBURGER V. MICHAEL M. EARLY, LUTHER
A. HENDERSON, JOHN C. STISKA, N. RUSSELL WALDEN, AND TRITON GROUP, LTD., DEFENDANTS, AND RIDGEWOOD PROPERTIES, INC., NOMINAL DEFENDANT, C.A. NO. 14267 (the "Complaint"). The plaintiff is an individual shareholder of the Company who purports to file the Complaint individually, representatively on behalf of all similarly situated shareholders, and derivatively on behalf of the Company. The Complaint challenges the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd. in five counts, denominated Waste of Corporate Assets, Breach of Duty of Loyalty to Ridgewood, Breach of Duty of Good Faith, Intentional Misconduct, and Breach of Duty of Loyalty and Good Faith to Class.

         The Complaint seeks (a) permission of the court to proceed as a class action with respect to one count; (b) rescission of the repurchase of Triton's Ridgewood common stock, together with recovery (to Ridgewood) of the approximately $8 million in cash and the shares of preferred stock received by Triton in the repurchase, or in the alternative, unspecified restitution or damages to Ridgewood resulting from the Triton repurchase; (c) unspecified restitution or damages to Ridgewood resulting from the Hesperus repurchase; (d) unspecified damages to Ridgewood resulting from the alleged breaches of the defendants' duties of loyalty and good faith and their alleged intentional misconduct; (e) unspecified damages for any separate injury allegedly suffered by members of the purported class; and (f) the plaintiff's costs and expenses of this litigation, including attorneys' fees.

         The Company has answered the Complaint, denying all allegations of wrongdoing either on its part or that of its directors. The Company's management believes the claims made in the Complaint are without merit, and that the shareholders of Ridgewood benefited from the challenged transactions. Management intends vigorously to contest this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         A.  Exhibits:

           27  Financial Data Schedule

         B.  Reports on Form 8-K:

           No reports on Form 8-K were filed during the three months ended May 31, 1995.

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



Date:  July 14, 1995