Form 10-K
period 1995-08-31
RIDGEWOOD PROPERTIES INC
filed 1995-11-20
CIK 783728

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.  20549
                                       FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934 For the fiscal year ended August 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                      EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________ Commission file number 0-14019
                          Ridgewood Properties, Inc.
------------------------------------------------------
            (Exact name of registrant as specified in its charter)
                 Delaware                       58-1656330
           -------------------------------     ------------------------
           (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)
          2859 Paces Ferry Road, Suite 700
                Atlanta, Georgia                       30339
      ----------------------------------------    -----------------
      (Address of principal executive offices)        (Zip Code)
      Registrant's telephone number, including area code (404) 434-3670
                                                         --------------

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.01 par value
                       ----------------------------
                             (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Aggregate market value of voting stock held by non-affiliates on October 31, 1995 - cannot be determined due to an absence of an established public trading market in the common stock. Common shares outstanding on October 31, 1995 - 963,480 shares (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1995 (the "1995 Annual
     Report to Shareholders") are incorporated by reference in Part II of this Report.
(2) Portions of the registrant's definitive Proxy Statement relating to the 1996 Annual Meeting (the "1996 Proxy Statement") to be filed with the Commission on or about December 1, 1995, are incorporated by reference in Part III of this Report.


                              PART I

Item 1.  Business

      Ridgewood Properties, Inc. (the "Company") is primarily engaged in the business of acquiring, developing, operating and selling real estate property in the Southeast and "Sunbelt" areas. Additionally, the Company, through its investment in a limited partnership, is engaged in acquiring and managing hotel properties in the Southeast. During fiscal year 1995, the Company sold its hotel in Orlando, Florida, such that the only remaining operating property is the hotel in Longwood, Florida. All of the Company's other properties are land properties held for sale, and no additional development is currently anticipated for the land. The Company was incorporated under the laws of the State of Delaware on October 29, 1985. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

          On August 15, 1994, the Company purchased all (4.38 million) of the shares (the "Triton Shares") of the Company's common stock, $.01 par value ("common stock"), held by the Company's then-majority stockholder, Triton Group Ltd. ("Triton"). The Triton Shares represented 74.4% of the 5.88 million shares of common stock outstanding prior to the consummation of the transaction. In consideration for the Triton Shares, the Company paid $8.0 million in cash (the cash was a portion of the proceeds received by the Company from the sale of its mobile home parks in June 1994) and issued 450,000 shares of the Company's Series A Convertible Preferred Stock, $1.00 par value per share (the "preferred stock"). The preferred stock is redeemable by the Company at $8.00 per share and accrues dividends at a rate of $0.40 per share annually for the first two years, and at a rate of $0.80 per share annually thereafter. Dividends are payable quarterly commencing on November 1, 1994. Each share of the preferred stock is convertible into three shares of the Company's common stock either upon default of the dividend payments or at the end of two years and is subject to certain anti-dilution adjustments. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of preferred stock shall be entitled to receive $8.00 per share of preferred stock plus all dividends accrued and unpaid thereon. So long as a minimum of 50,000 shares of preferred stock is outstanding, Triton shall be entitled to elect one additional director to serve on the Board of Directors of the Company. Additionally, as long as Triton is the holder of the minimum 50,000 shares of preferred stock and both John C. Stiska and Michael M. Earley are officers of Triton, then the Company's Board of Directors shall consist of four members, two of which would be Mr. Stiska and Mr. Earley (and wherein either Mr. Stiska or Mr. Earley is considered to be the additional director to which Triton is entitled to elect). No change of control for financial reporting purposes of the company is deemed to have occurred because of Triton's retaining control of 50% of the Board of Directors and holding preferred shares convertible into 1,350,000 of the Company's common stock representing 58% of the total shares outstanding (after giving effect to the issuance thereof).

          In addition, on August 29, 1994, the Company purchased all (539,640) of the shares of common stock owned by Hesperus Partners Ltd. ("Hesperus") (the "Hesperus Shares"), formerly known as Harris Associates, L.P., in exchange for a note receivable in the principal amount of $1.45 million (the "Note") made by Sun Communities Operating Limited Partnership in connection with the sale of the Company's mobile home parks and assigned by the Company to Hesperus. In addition to assigning the Note and the mortgage securing the Note, the Company agreed to and did pay Hesperus interest on the outstanding principal balance of the Note from the closing date through June 15, 1995 and granted Hesperus the right to require the Company to repurchase the Note and the mortgage following an uncured principal payment default by the obligor under the Note or by certain uncured payment defaults by the Company.

          On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Hotels, Inc., a Georgia corporation ("Ridgewood Hotels") which became the sole general partner in the Partnership with RW Hotel Investments, L.L.C. ("Investor") as the limited partner. Ridgewood Hotels has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was formed to acquire a hotel property in Louisville, Kentucky. The terms of this partnership will serve as a guideline for other potential acquisitions with the Investor or its affiliates.

          The Partnership Agreement was amended and restated on September 8, 1995. Distributable Cash is defined as the net income from the property before depreciation plus any net sale proceeds and net financing proceeds less capital costs. Distributions of Distributable Cash shall be made as follows:

          - First, to the Investor until there has been distributed to the Investor an amount equal to a 15% cumulative internal rate of return on the Investor's investment.

          - Second, to Ridgewood Hotels until the aggregate amount received by Ridgewood Hotels equals the aggregate cash contributions made by Ridgewood Hotels to the Partnership (as of August 31, 1995, Ridgewood Hotels had contributed approximately $232,000).

          - Third, 12% to Ridgewood Hotels and 88% to the
Investor until there has been distributed to the Investor an amount equal to a 25% cumulative internal rate of return on Investor's investment.

          - Fourth, 75% of the residual to the Investor and 25% to Ridgewood Hotels.

          A Management Agreement exists between the Partnership and the Company as Manager ("Manager") for the purpose of managing a hotel in Louisville, Kentucky. The Manager shall be entitled to the following property management fees:

          (1) 2.5% of the gross revenues from the hotel property.

          (2) 1% of the gross revenues from the hotel property as an incentive fee if distributable cash equals or exceeds 13.5% of certain aggregate acquisition costs. No management fees are payable with respect to the first 12-month period of management of this hotel.

          A Construction Management Agreement exists between the
Partnership and the Manager for the purpose of managing certain improvements to the property. Currently, no construction management fees are payable with respect to the hotel purchased in Louisville, Kentucky.

          The Company currently has approximately $232,000 invested in the Partnership for the purchase of the hotel in Louisville, Kentucky. Five other hotels are under contract to be purchased by the partnership for an aggregate cost of approximately $18,000,000, and would require approximately $500,000 in capital contribution to the Partnership by the Company. The Company also has approximately $113,000 of due diligence costs incurred for the hotels under contract that will be reimbursed to the Company upon the closing of the hotels.
The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

          The Company formed a hotel management subsidiary in December 1994. The loss from the subsidiary for the fiscal year ended August 31, 1995 was $75,000. The loss was generated by expenses attributable to the hotel management operations exceeding management fee revenue. This loss is attributable to the assets of another company which the Company has an option to purchase. The option agreement requires Cornerstone Management and Development, Inc. (Maryland) to repay the Company if losses occur, but because of the uncertainty of collecting this amount, the Company has included this loss in its results of operations.

          During fiscal year 1995, the Company had sales of real property aggregating approximately $4,676,000, which included $2,964,000 from the sale of a hotel in Orlando, Florida. Additionally, the Company sold approximately $1,319,000 of residential lots in Atlanta, Georgia, $393,000 of undeveloped land in Ohio and all but one of the Company's condominium loans in Florida. The net proceeds from the sale of the loans in Florida was approximately $342,000. Gains of approximately $248,000 and $91,000 were recognized on the sales of the hotel and the land in Ohio, respectively. Losses of approximately $184,000 were recognized on the sales of the residential lots in Atlanta, Georgia. The losses of approximately $184,000 recognized on the sale of these residential lots was before taking into consideration approximately $172,000 of loss
reserves provided   in the prior year and $50,000 provided in
the current year. The remaining condominium loan was repaid in full in September 1995.

          In November 1994, the Company increased the allowance for possible losses on a residential lot in Atlanta, Georgia by $50,000 to reflect its net realizable value. The lot was sold in December 1994.

          In March 1995 the Company borrowed approximately $381,000 against the cash value on key-person life insurance contracts which the Company purchased concurrently with the implementation of the Supplemental Retirement and Death Benefit Plan. The net proceeds to the Company were approximately $358,000 due to the prepayment of interest on the loan.

          In June 1995, the Company received a loan from a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. A portion of the proceeds from the loan was used to repay the term loan. The remaining proceeds of approximately $1,500,000 were used for working capital. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of August 31, 1995, there was approximately $140,000 of escrowed funds related to this loan agreement. Also, commitment fees and loan costs of approximately $159,000 are being amortized over 20 years.

          In April 1995, the Company sold the Ridgewood Lodge, its weekly rental hotel in Orlando, Florida. The net proceeds, after commissions, were approximately $2,700,000. The gain on the sale was approximately $250,000. The proceeds were used to reduce the outstanding balance of the Company's term loan discussed below.

          The Company's term loan entered into in November 1989 was repaid in June 1995 from the proceeds from the sale of the hotel in Orlando, Florida and a portion of the proceeds from the sale of land in Ohio and the refinancing of the Ramada Inn discussed above.

          In December 1993, the Company entered into a joint venture agreement for the purpose of developing approximately a 150 lot subdivision in Atlanta, Georgia. The Company contributed development funds, and the other partner provided
the land.   As of August 31, 1995, the Company had invested
approximately $61,000 into the joint venture, but was refunded its entire investment in September 1995. The joint venture has been dissolved.

          The Company owns and operates one hotel and owns a number of land parcels which are held for sale or development. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate industry is particularly sensitive: zoning, labor, material and energy availability, weather conditions and the availability of satisfactory financing.

      The monthly average occupancy of the Company's only hotel was 60% for the month of August 1995.

          The Company's principal office is located at 2859 Paces Ferry Road, Suite 700, Atlanta, Georgia 30339 (telephone number: (770) 434-3670). The Company employs approximately 90 persons (of which 14 are located at its principal office) at August 31, 1995.

Item 2.  Properties

      The Company does not own any real property material to conducting the administrative aspects of its business operations. Its principal office in Atlanta, Georgia is leased until May 1997 and consists of approximately 6,200 square feet. As a result of its operations, the Company is the owner of various other properties, including developed and undeveloped real estate.

          Significant properties owned by the Company are as follows:

                            Number of
Type of Property            Properties       Locations

Hotel                           1           Florida
Non-operating land parcels      9           Georgia (3),
                                            Florida (3),
                                            Texas,
                                            Arizona,
                                            Ohio

The hotel serves as collateral for the Company's $2,796,000 term loan with a commercial lender.

          For further information on such properties, see the accompanying consolidated financial statements and Schedule XI, Real Estate and Accumulated Depreciation, contained elsewhere herein.

Item 3.  Legal Proceedings

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

          The Complaint seeks (a) permission of the court to proceed as a class action with respect to one count; (b) rescission of the repurchase of Triton's Ridgewood common stock, together with recovery (to Ridgewood) of the approximately $8 million in cash and the shares of the preferred stock received by Triton in the repurchase, or in the alternative, unspecified restitution or damages to Ridgewood resulting from the Triton repurchase; (c) unspecified restitution or damages to Ridgewood resulting from the Hesperus repurchase; (d) unspecified damages to Ridgewood resulting from the alleged breaches of the defendants' duties of loyalty and good faith and their alleged intentional misconduct; (e) unspecified damages for any separate injury allegedly suffered by members of the purported class; and
(f) the plaintiff's costs and expenses of this litigation, including attorneys' fees.

          The Company has answered the Complaint, denying all allegations of wrongdoing either on its part or that of its directors. The Company's management believes the claims made in the Complaint are without merit, and that the shareholders of Ridgewood benefited from the challenged transactions.
Management intends to vigorously contest this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended August 31, 1995.

Item 4.5  Executive Officers of the Registrant

          The following sets forth certain information regarding the executive officers of the Company:


Name                   Age   Present Positions

N. Russell Walden       57   President and Chief Executive
                                 Officer, Director

Byron T. Cooper         45   Vice President -
                                 Construction and Planning

Karen S. Hughes         40   Vice President, Chief Financial
                                 Officer and Secretary


          The officers of the Company, who are appointed by the Board of Directors, hold office until their successors are chosen and qualified, or until their earlier death, resignation or removal.

          Mr. Walden has been President and Chief Executive Officer of the Company since its formation on October 29, 1985. Mr. Walden was a director of Sunbelt Nursery Group, Inc. ("Sunbelt") from 1983 until 1990. He is the former President, Chief Executive Officer and director of CMEI, Inc. and a former director of Pier 1 Inc.

          Mr. Cooper has been Vice President - Construction and
Planning of the Company since its formation.

          Ms. Hughes has been Vice President, Chief Financial
Officer and Secretary of the Company since its formation.

                          PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

          Information regarding the market for the Company's common stock, the Company's dividend policy and the approximate number of holders of the common stock at October 31, 1995, is included under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 1 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

          A summary of selected financial data for the Company for the fiscal years 1991 through 1995 is included under the caption entitled "Selected Financial Data" on page 1 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          Information regarding the Company's financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" on pages 4 through 9 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements

          Consolidated financial statements and notes thereto for the Company, which are included on pages 10 through 31 of the 1995 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

          Consolidated Balance Sheets at August 31, 1995 and
          1994.

          Consolidated Statements of Loss for the years ended
          August 31, 1995, 1994 and 1993.

          Consolidated Statements of Shareholders' Investment for the years ended August 31, 1995, 1994 and 1993.

          Consolidated Statements of Cash Flows for the years ended August 31, 1995, 1994 and 1993.

          Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

          None.

                          PART III

Item 10.  Directors and Executive Officers of the  Registrant

          The information required by this item with respect to directors is incorporated by reference to the Company's Proxy Statement for its 1996 Annual Shareholder Meeting (the "1996 Proxy Statement"). Information concerning the Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11.  Executive Compensation

          Information regarding compensation of officers and directors of the Company is set forth under the caption entitled
"Executive Compensation" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners  and
          Management

          Information regarding ownership of certain of the Company's securities is set forth under the caption entitled "Beneficial Ownership of the Company's Securities" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related
Transactions" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The following financial statements, together with the applicable report of independent public accountants, are set forth on pages 10 through 31 of the 1995 Annual Report to Shareholders and are incorporated by reference at Item 8 herein:

Report of Independent Accountants

Consolidated Balance Sheets at August
   31, 1995 and 1994

Consolidated Statements of Loss
   for the years ended August 31, 1995,
   1994 and 1993

Consolidated Statements of Shareholders'
   Investment for the years ended
   August 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the years ended August 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements


      (a)(2) The following financial statement schedules, together with the applicable report of independent public accountants, are filed as a part of this Report.


                                             Page Number
                                             in Form 10-K

Report of Independent Accountants
   on Schedules at August 31, 1995, 1994 and
   1993                                          S-1

III - Real Estate and Accumulated
      Depreciation - August 31, 1995             S-2 thru S-3

IV -  Mortgage Loans on Real Estate
      August 31, 1995                            S-4 thru S-5


All other schedules are omitted because they are not applicable or because the required information is given in the financial statements or notes thereto.

       (a)(3) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on pages E-1 through E-10 hereof. Included in those exhibits are the following Executive Compensation Plans and Arrangements:

10(a) Employment Agreement between N. R. Walden and CMEI, Inc., dated March 28, 1985.

10(h) Ridgewood Properties, Inc. Supplemental Retirement and Death Benefit Plan dated January 1, 1987 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference).

10(j) Post-Employment Consulting Agreement between N. R. Walden and Ridgewood Properties, Inc. dated September 4, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10(k)  Post-Employment Consulting Agreement between Karen S.
       Hughes and Ridgewood Properties, Inc. dated September 4,
       1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10(l) Post-Employment Consulting Agreement between Byron T. Cooper and Ridgewood Properties, Inc. dated September 4, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10(m)  Post-Employment Consulting Agreement between M. M.
       McCullough and Ridgewood Properties, Inc. dated
       September 4, 1991 (filed as an Exhibit to Registrant's
       Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10(x) Ridgewood Properties, Inc. Stock Option Plan dated March 30, 1993 and as amended September 14, 1993 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).


10(y)  Stock Option Agreement between Byron T. Cooper and
       Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28,
       1994, and incorporated herein by reference).

10(z) Stock Option Agreement between Luther A. Henderson and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(aa) Stock Option Agreement between Karen S. Hughes and
       Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28,
       1994, and incorporated herein by reference).

10(bb) Stock Option Agreement between M. M. McCullough and
       Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(cc) Stock Option Agreement between N. R. Walden and Ridgewood
       Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(dd) Stock Option Agreement between Gregory T. Weigle and
       Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(ee) Stock Option Agreement between Karen S. Hughes and
       Ridgewood Properties, Inc. dated January 31, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(ff) Stock Option Agreement between N. R. Walden and Ridgewood
       Properties, Inc. dated January 31, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(jj) Ridgewood Properties, Inc. 1993 Stock Option Plan, as amended on October 26, 1994 (filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed November 8, 1994 (No. 33-86084) and incorporated herein by reference).

No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended August 31, 1995.

                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGEWOOD PROPERTIES, INC.



                                 By:  /s/ N. R. Walden__________
                                      N. Russell Walden,
                                      President, Chief
                                      Executive Officer
Dated:  November 17, 1995

      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


                                 /s/ N. R. Walden_______________
                                 N. Russell Walden, President,
                                 Chief Executive Officer and
                                 Director


                                 /s/ Karen S. Hughes____________
                                 Karen S. Hughes,
                                 Vice President, Chief
                                 Accounting and Financial
                                 Officer and Secretary



                                 /s/ Michael M. Earley__________
                                 Michael M. Earley, Director



                                 /s/ Luther A. Henderson________
                                 Luther A. Henderson, Director



                                 /s/ John C. Stiska_____________
                                 John C. Stiska, Director
Dated:  November 17, 1995



              Report of Independent Accountants on
                  Financial Statement Schedules







October 25, 1995


To the Board of Directors
of Ridgewood Properties, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 25, 1995 appearing in the 1995 Annual Report to Shareholders of Ridgewood Properties, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statements present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP




                                            RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES                            SCHEDULE III
                                            -------------------------------------------                            Page 1 of 2
                                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        -------------------------------------------------------
                                                           AUGUST 31, 1995
                                                           ---------------
                                                           (000'S Omitted)

                                                 Cost Capitalized        Gross Amount at Which
                              Initial Cost        Subsequent to       Carried at August 31, 1995
                               to Company          Acquisition                 (A)(B)(D)
                          ------------------  ------------------  ----------------------------------
                                    Building                                Building            Accumu-
                                      and                Carry-               and                lated    Date of
                 Encum-             Improve-  Improve-    ing               Improve-            Deprecia- Construc-  Date
Description     brances     Land     ments     ments     Costs      Land     ments     Total    tion (C)    tion   Acquired
-----------     --------    ----    --------  --------   ------     ----    --------   -----    --------  -----------------

LAND
----
  Georgia      $     --  $     48  $     --  $      7  $     --  $     48  $     13  $     61  $    --       --      12/93
  Georgia            --       944        --        77        --       106         1       107       --       --      12/75

  Texas              --     5,338        --         2        --     5,338         2     5,340       --       --      12/85
                                                                                                             --
  Florida            --       530        --         5        --       475        --       475       --       --      3/85
  Florida            --     3,849        --     4,056     1,771       302         6       308       --       --      5/77
  Florida            --         5        --        35        --        41        --        41       --       --      6/78
  Florida            --       100        --        --        --        80        --        80       --       --      11/79
  Florida            --     4,885        --       731        --     1,184        --     1,184       --       --      2/85

  Arizona            --     1,585        --       210        --       978       107     1,085       --       --      3/85

  Ohio               --     2,150        --       614        14     1,255       168     1,423       --       --      12/77
               --------- --------- --------- --------- --------- --------- --------- --------- ---------
Total Non-
  operating
  properties         --    19,434        --     5,737     1,785     9,807       297    10,104       --
               --------- --------- --------- --------- --------- --------- --------- --------- ---------

HOTEL
--------------
  Florida         2,796       439     1,921     1,050        --       439     2,391     2,830     1,369     1973     9/74
                --------  --------  --------  --------  --------  --------  --------  --------  --------
Total
  operating
  properties      2,796       439     1,921     1,050        --       439     2,391     2,830     1,369
                --------  --------  --------  --------  --------  --------  --------  --------  --------

GRAND TOTAL    $  2,796  $ 19,873  $  1,921  $  6,787  $  1,785  $ 10,246  $  2,688  $ 12,934  $  1,369
               ========= ========= ========= ========= ========= ========= ========= ========= =========



                                                   SCHEDULE III
                                                   Page 2 of 2


    (A) Except as discussed in Note 2 to the "Notes to Consolidated Financial Statements," real estate owned is carried at
the lower   of cost or estimated net realizable value.  At August
31, 1995,   the amount of the allowance for possible losses was
approximately $4,700,000, which related to real estate properties.

    (B)   Reconciliation of real estate properties:
                                                 For the Year Ended
                                                   (000's omitted)
                                        8/31/95     8/31/94     8/31/93
                                        -------     -------     -------

    Balance, beginning of year          $17,768     $39,911     $44,339
    Additions during the period:
      Acquisitions                          830         455         804
      Capitalized costs                      81         559         582

    Deductions during the period:
      Real estate sold or assets
        retired (on which financing
        was provided by the Company
        in certain cases)                 5,745      23,157       5,814
                                        -------     -------     -------

    Balance, end of year                $12,934     $17,768     $39,911
                                        =======     =======     =======


    (C) Operating properties and any related improvements are being depreciated by the "straight line" method over the estimated useful lives of such assets, which are generally 30 years for buildings and 5 years for furniture and fixtures.

          Reconciliation of accumulated depreciation:
                                                 For the Year Ended
                                                   (000's omitted)
                                       8/31/95      8/31/94     8/31/93
                                       -------      -------     -------
    Balance, beginning of year          $2,669      $ 7,239     $ 7,086
    Additions during the period            326        1,006       1,392
    Depreciation associated with
       assets sold or retired           (1,626)      (5,576)     (1,239)
                                        ------      -------     -------
    Balance, end of year                $1,369      $ 2,669     $ 7,239
                                        ======      =======     =======

    (D) The aggregate cost for federal income tax purposes is approximately $13,033,000 at August 31, 1995.

                                       RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES                           SCHEDULE IV
                                       ------------------------------------------                            Page 1 of 2
                                        SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                                        -----------------------------------------
                                                     AUGUST 31, 1995
                                                     ---------------
                                                     (000'S OMITTED)
                                                     ---------------
                                                                                                           Principal Amount
                                                      Periodic                         Face     Carrying   of Loans Subject
                           Interest     Final          Payment            Prior      Amount of  Amount of   to Delinquent
                             Rate     Maturity          Terms             Liens      Mortgages  Mortgages    Principal or
Description                   (b)       Date             (d)               (d)          (d)        (c)         Interest
-----------                --------   --------        --------            -----      ---------  --------- ----------------
Land
----
  First Mortgage Loan,        10%       1/97   Principal and Interest       --             7   $    7            --
    Texas                                      Payable Monthly


Condominium
-----------
  First Mortgage Loan on                       Principal and Interest       --        $   37       37            --
    Individual Condominium                     Payable Monthly
    Unit, Florida           11.75%      7/13                                                  --------
                                                                                     TOTALS   $    44
                                                                                              ========




                                                     SCHEDULE IV
                                                     Page 2 of 2



    NOTES:

    (a)   Reconciliation of mortgage loans on real estate:
    (000's
          omitted)

          Balance, August 31, 1992                    $  815

          Principal payments received
            on mortgage loans                            (10)
          Reductions to mortgage loans
            including foreclosure/defaults,
            net of amortization of
            discounts                                    (22)
                                                      ------

          Balance, August 31, 1993                    $  783

          Principal payments received
            on mortgage loans                            (60)
          Reductions to mortgage loans -
            Amortization of discounts                      7
            Charge-off of fully
            reserved loan                               (227)
                                                      ------
          Balance, August 31, 1994                    $  503

          Payment received on sale of
            mortgage loans                              (342)
          Principal payments received
            on mortgage loans                            (36)
          Discount on loans sold, net of
            amortization of discounts                    (81)
                                                      ------
          Balance, August 31, 1995                    $   44
                                                      ======


    (b) Interest rates shown include, where applicable, amortization of discounts.

    (c) Aggregate cost for federal income tax purposes is approximately $44,000 at August 31, 1995.

    (d) Information is given in these columns only for loans which exceed three percent of the total loans.


                           EXHIBIT INDEX

Report on Form 10-K for the fiscal year ended August 31, 1995

                                                Page Number
Exhibit                                         in Manually
Number               Description               Signed Original

3(a)        Certificate of Incorporation of
            Registrant.*

3(b)        By-Laws of Registrant.*

3(c)        Certificate of Amendment to the
Certificate of Incorporation (filed
as an Exhibit to Registrant's Form
10-K for the fiscal year ended August
31, 1987 and incorporated herein by
reference).

3(d)        Certificate of Amendment to the
Certificate of Incorporation of the
Registrant (filed as an Exhibit to
Registrant's Form 10-K for the
fiscal year ended August 31, 1989 and
incorporated herein by reference).

3(e)        Certificate of Amendment of the
Certificate of Incorporation of
Ridgewood Properties, Inc. dated May
23, 1991 (filed as an Exhibit
to Registrant's Form 10-K for the
fiscal year ended August 31, 1991 and
incorporated herein by reference).

3(f)        Certificate of Amendment of the
Certificate of Incorporation of
Ridgewood Properties, Inc.
dated March 30, 1993 (filed as
Exhibit 3 to Registrant's Form 10-Q
for the fiscal quarter ended February
28, 1993 and incorporated herein by
reference).

3(g)        Certificate of Amendment of the
Certificate of Incorporation of
Ridgewood Properties, Inc. dated
January 26, 1994 (filed as Exhibit 3
to Registrant's Form 10-Q for the
fiscal quarter ended February 28,
1994 and incorporated herein by
reference).

4(a)        Stock Purchase Agreement between
Ridgewood Properties, Inc. and Triton
Group Ltd., dated as of August 15,
1994 (filed as an Exhibit to
Registrant's Form 8-K on August 15,
1994, and incorporated herein by
reference).

4(b)        August 15, 1994 Press Release issued
by Ridgewood Properties, Inc. (filed
as an Exhibit to Registrant's Form
8-K on August 15, 1994, and
incorporated herein by reference).

4(c)        Stock Purchase Agreement between
Ridgewood Properties, Inc. and
Hesperus Partners Ltd., dated as of
August 29, 1994 (filed as an Exhibit
to Registrant's Form 8-K on August
15, 1994, and incorporated herein by
reference).

4(d)        Certificate of Designation,
Preferences and Rights of Series A
Convertible Preferred Stock of the
Registrant (filed as an Exhibit to
Registrant's Registration Statement
on Form S-8 filed on November 8, 1994
(No. 33-866084) and incorporated
herein by reference).

10(a)       Employment Agreement between N. R.
Walden and CMEI, Inc., dated March
28, 1985.*

10(b)       Stock Assignment Separate from
Certificate dated August 28, 1985
from Pier 1 Inc. to CMEI, Inc.*

10(c)       Assignment of certain agreements by
Pier 1 Inc. to CMEI, Inc. dated
August 28, 1985.*

10(d)       Security Agreement among Pier 1 Inc.,
Pier 1 Holdings, Inc. and Intermark,
Inc. dated November 27, 1984
(subsequently assigned to
CMEI, Inc. by Pier 1 Inc.).*

10(e)       Guaranty Agreement between Pier 1
Inc. and Intermark, Inc. dated
November 27, 1984 (subsequently
assigned by Pier 1 Inc. to CMEI,
Inc.).*

10(f)       Escrow Agreement among Pier 1 Inc.,
Pier 1 Holdings, Inc., and Escrow
Agent, dated November 27, 1984
(subsequently assigned by
Pier 1 Inc. to CMEI, Inc.).*

10(g)       Bill of Sale and Assumption of
Liabilities between CMEI, Inc. and
Ridgewood Properties, Inc. dated
December 9, 1985.*

10(h)       Ridgewood Properties, Inc.
Supplemental Retirement and Death
Benefit Plan dated January 1, 1987
(filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1988 and
incorporated herein by reference).

10(i)       $15,000,000 Revolving Line of Credit
Agreement from First American Bank of
Georgia, N.A. to Ridgewood
Properties, Inc. dated November 22,
1989 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1989 and
incorporated herein by reference).

10(j)       Post-Employment Consulting Agreement
between N. R. Walden and Ridgewood
Properties, Inc. dated September 4,
1991 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1991 and
incorporated herein by reference).

10(k)       Post-Employment Consulting Agreement
between Karen S. Hughes and Ridgewood
Properties, Inc. dated September 4,
1991 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1991 and
incorporated herein by reference).

10(l)       Post-Employment Consulting Agreement
between Byron T. Cooper and Ridgewood
Properties, Inc. dated September 4,
1991 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1991 and
incorporated herein by reference).

10(m)       Post-Employment Consulting Agreement
between M. M. McCullough and
Ridgewood Properties, Inc. dated
September 4, 1991 (filed as an
Exhibit to Registrant's Form 10-K for
the fiscal year ended August 31, 1991
and incorporated herein by
reference).

10(n)       Modification of $15,000,000 Line of
Credit Loan to Ridgewood Properties,
Inc. from First American Bank of
Georgia, N.A. dated March 1, 1991
(filed as an Exhibit to Registrant's
Form 10-Q for the quarter ended
February 28, 1991 and incorporated
herein by reference).

10(o)       Second Amendment to $15,000,000 Line
of Credit Loan to Ridgewood
Properties, Inc. from First American
Bank of Georgia, N.A. dated May 8,
1991 (filed as an Exhibit to
Registrant's Form 10-Q for the
quarter ended May 31, 1991 and
incorporated herein by reference).

10(p)       Consolidated Amendatory Agreement
between Ridgewood Properties, Inc.
and First American Bank of Georgia,
N.A. dated January 31, 1992 (filed as
an Exhibit to Registrant's Form 10-Q
for the quarter ended February 28,
1992 and incorporated herein by
reference).

10(q)       Amendment to Loan Agreement between
Ridgewood Properties, Inc. and First
American Bank of Georgia, N.A. dated
March 26, 1992 (filed as an Exhibit
to Registrant's Form 10-Q for the
quarter ended February 28, 1992 and
incorporated herein by reference).

10(r)       Amendment to Loan Agreement between
Ridgewood Properties, Inc. and First
American Bank of Georgia, N.A. dated
April 27, 1992 (filed as an Exhibit
to Registrant's Form 10-Q for the
quarter ended May 31, 1992 and
incorporated herein by reference).

10(s)       Wholesale Financing Agreement between
Ridgewood Properties, Inc. and ITT
Commercial Finance Corp. dated
December 14, 1992 (filed as Exhibit
10(a) to Registrant's Form 10-Q for
the fiscal quarter ended February 28,
1993, and incorporated herein by
reference).

10(t)       Mortgage and Promissory Note between
Ridgewood Properties, Inc. and ITT
Commercial Finance Corp. dated
January 22, 1993 (filed as Exhibit
10(b) to Registrant's Form 10-Q for
the fiscal quarter ended February 28,
1993, and incorporated herein by
reference).

10(u)       Deed of Trust and Deed of Trust Note
between Ridgewood Timber, Inc. and
Suburban Mortgage Associates, Inc.
dated November 30, 1992 (filed as
Exhibit 10 to Registrant's Form 10-Q
for the fiscal quarter ended November
30, 1992, and incorporated herein by
reference).

10(v)       Joint Venture Agreement between
Ridgewood Properties, Inc. and
Eagle's Lake, Inc. dated December 17,
1993 (filed as an Exhibit to
Registrant's Form 10-Q for the
quarter ended November 30, 1994, and
incorporated herein by reference).

10(w)       Promissory Note between Ridgewood
Properties, Inc. and Triton Group
Ltd. dated December 6, 1993 (filed as
an Exhibit to Registrant's Form 10-Q
for the quarter ended November 30,
1994, and incorporated herein by
reference.)

10(x)       Ridgewood Properties, Inc. Stock
Option Plan dated March 30, 1993 and
as amended September 14, 1993 (filed
as an Exhibit to Registrant's Form
10-Q for the quarter ended February
28, 1994, and incorporated herein by
reference).

10(y)       Stock Option Agreement between Byron
T. Cooper and Ridgewood Properties,
Inc. dated April 1, 1993 and as
approved on January 12, 1994 (filed
as an Exhibit to Registrant's Form
10-Q for the quarter ended February
28, 1994, and incorporated herein by
reference).

10(z)       Stock Option Agreement between Luther
A. Henderson and Ridgewood
Properties, Inc. dated April 1, 1993
and as approved on January 12, 1994
(filed as an Exhibit to Registrant's
Form 10-Q for the quarter ended
February 28, 1994, and incorporated
herein by reference).

10(aa)      Stock Option Agreement between Karen
S. Hughes and Ridgewood Properties,
Inc. dated April 1, 1993 and as
approved on January 12, 1994 (filed
as an Exhibit to Registrant's Form
10-Q for the quarter ended February
28, 1994, and incorporated herein by
reference).

10(bb)      Stock Option Agreement between M. M.
McCullough and Ridgewood Properties,
Inc. dated April 1, 1993 and as
approved on January 12, 1994 (filed
as an Exhibit to Registrant's Form
10-Q for the quarter ended February
28, 1994, and incorporated herein by
reference).

10(cc)      Stock Option Agreement between N. R.
Walden and Ridgewood Properties, Inc.
dated April 1, 1993 and as approved
on January 12, 1994 (filed as an
Exhibit to Registrant's Form 10-Q for
the quarter ended February 28, 1994,
and incorporated herein by
reference).

10(dd)      Stock Option Agreement between
Gregory T. Weigle and Ridgewood
Properties, Inc. dated April 1, 1993
and as approved on January 12, 1994
(filed as an Exhibit to Registrant's
Form 10-Q for the quarter ended
February 28, 1994, and incorporated
herein by reference).

10(ee)      Stock Option Agreement between Karen
S. Hughes and Ridgewood Properties,
Inc. dated January 31, 1994 (filed as
an Exhibit to Registrant's Form 10-Q
for the quarter ended February 28,
1994, and incorporated herein by
reference).

10(ff)      Stock Option Agreement between N. R.
Walden and Ridgewood Properties, Inc.
dated January 31, 1994 (filed as an
Exhibit to Registrant's Form 10-Q for
the quarter ended February 28, 1994,
and incorporated herein by
reference).

10(gg)      Promissory Note between Ridgewood
Properties, Inc. and Triton Group
Ltd. dated May 5, 1994 (filed as an
Exhibit to Registrant's Form 10-Q for
the quarter ended May 31, 1994, and
incorporated herein by reference).

10(hh)      Amendment to Loan Agreement between
Ridgewood Properties, Inc. and First
American Bank of Georgia, N.A. dated
June 21, 1994 (filed as an Exhibit to
Registrant's Form 10-Q for the
quarter ended May 31, 1994, and
incorporated herein by reference).

10(ii)      Real Estate Note executed by Sun
Communities Operating Limited
Partnership and payable to the order
of Ridgewood Properties, Inc. dated
June 16, 1994 (filed as an Exhibit to
Registrant's Form 8-K on June 29,
1994 and incorporated herein by
reference).

10(jj)      Ridgewood Properties, Inc. 1993 Stock
Option Plan, as amended on October
26, 1994 (filed as an Exhibit to
Registrant's Registration Statement
on Form S-8 filed on November 8, 1994
(No. 33-86084) and incorporated
herein by reference).

10(kk)      Amended and Restated Basic Agreement
between RW Hotel Investment Partners,
L.P. and Ridgewood Hotels, Inc. dated
August 14, 1995

10(ll)      Amended and Restated Limited
Partnership Agreement of RW Hotel
Partners, L.P. dated September 8,
1995

10(mm)      Management Agreement (Holiday Inn
Hurstbourne) between RW Hotel
Partners, L.P. and Ridgewood
Properties, Inc. dated August 16,
1995

10(nn)      Mortgage, Assignment of Leases and
Rents and Security Agreement Between
Bloomfield Acceptance Company, L.L.C.
and Ridgewood Orlando, Inc. dated
June 30, 1995

10(oo)      Security Agreement between Ridgewood
  Orlando, Inc. and Bloomfield
Acceptance Company, L.L.C. dated June
30, 1995

10(pp)      Mortgage Note between Bloomfield
Acceptance Company and Ridgewood
Orlando, Inc. dated June 30, 1995

13          1995 Annual Report to Shareholders.

22          Subsidiaries of Registrant.

27          Financial Data Schedule.

28(a)       Cross Indemnification Agreement
  between CMEI, Inc., Pier 1 Inc. and
Sunbelt Nursery Group (filed as an
Exhibit to Registrant's Form 10-K for
the fiscal year ended August 31, 1986
and incorporated herein by
reference).


_______________

*  Previously filed as an Exhibit to Registrant's
Registration Statement on Form 10 (Securities Exchange Act
File No. 0-14019), and incorporated herein by reference.