Form 10-Q
period 1995-11-30
RIDGEWOOD PROPERTIES INC
filed 1996-01-16
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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

                 2859 Paces Ferry Road, Suite 700
                         Atlanta, Georgia
                               30339
-------------------------------------------------------------
             (Address of principal executive offices)
                           (Zip Code)

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

Yes __X__  No _____

Common stock, par value $.01 per share - 963,480 shares outstanding at November 30, 1995.


                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                    RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                    -------------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                       NOVEMBER 30, 1995 AND AUGUST 31, 1995
                       -------------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                November 30,     August 31,
               ASSETS                              1995             1995
               ------                           -----------      -----------
     Real Estate Investments:
       Real Estate Properties
         Operating Properties                  $     1,438      $     1,461
         Land Held for Sale or
           Future Development                        9,891           10,104
                                               ------------     ------------
                                                    11,329           11,565

       Mortgage Loans                                    7               44
                                               ------------     ------------
       Total real estate investments                11,336           11,609

       Allowance for Possible Losses                (4,700)          (4,700)
                                               ------------     ------------
       Net real estate investments                   6,636            6,909

     Investment in Limited Partnership                 232              232

     Cash and Cash Equivalents                       1,567            1,880

     Other Assets                                      682              652
                                               ------------     ------------
                                               $     9,117      $     9,673
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                  RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                  -------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     NOVEMBER 30, 1995 AND AUGUST 31, 1995
                     -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                     November 30,   August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1995           1995
  ----------------------------------------          ------------   ------------
     Accounts Payable                               $        56    $       102
     Accrued Salaries, Bonuses and
        Other Compensation                                  748            737
     Accrued Property Tax Expense                           119            146
     Accrued Interest and Other Liabilities                 233            280
     Term Loans                                           2,790          2,796
                                                    ------------   ------------
        Total Liabilities                                 3,946          4,061
                                                    ------------   ------------
  Commitments and Contingencies

  Shareholders' Investment
    Series A Convertible Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at November 30, 1995
      and August 31, 1995, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 963,480 shares issued and
      outstanding at November 30, 1995 and
      August 31, 1995.                                       10             10
    Paid-in Surplus                                      16,151         16,196
    Accumulated Deficit since December 30, 1985         (11,440)       (11,044)
                                                    ------------   ------------
                                                          5,171          5,612
                                                    ------------   ------------
                                                    $     9,117    $     9,673
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.


                                                  RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                                                  -------------------------------------------
                                                        STATEMENTS OF CONSOLIDATED LOSS
                                                        -------------------------------
                                         FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994
                                         ------------------------------------------------------------------
                                                    ($000's omitted, except per share data)
                                                    ---------------------------------------

                                                                            For the Three Months Ended
                                                                           -----------------------------
                                                                           November 30,     November 30,
                                                                               1995             1994
                                                                           ------------     ------------
               REVENUES:
                  Operating revenues from real estate properties.....     $        520     $        756
                  Revenues from hotel management ....................               58               --
                  Sales of real estate properties ...................              235               --
                  Income from loans and temporary investments .......               23               39
                  Other .............................................               --                3
                                                                          -------------    -------------
                                                                                   836              798
                                                                          -------------    -------------
               COSTS AND EXPENSES:
                  Expenses of real estate properties ................              549              738
                  Expenses of hotel management ......................               44               --
                  Expenses of real estate sales .....................              180               --
                  Allowance for possible losses .....................               --               50
                  Depreciation ......................................               39              118
                  Interest expense ..................................               85              116
                  General, administration and other .................              295              342
                  Business development ..............................               40               --
                                                                          -------------    -------------
                                                                                 1,232            1,364
                                                                          -------------    -------------
               NET LOSS BEFORE INCOME TAX EXPENSE ....................    $       (396)    $       (566)
                                                                          -------------    -------------
               INCOME TAX EXPENSE ....................................    $         --     $         75
                                                                          -------------    -------------
               NET LOSS ..............................................    $       (396)    $       (641)
                                                                          =============    =============
               LOSS PER SHARE ........................................    $      (0.46)    $      (0.70)
                                                                          =============    =============

               The accompanying notes are an integral part of these consolidated financial statements.

                         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                         -------------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994
              ------------------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                         1995           1994
                                                                      ----------     ----------
Cash flows from operating activities:
  Net loss ......................................................     $    (396)     $    (641)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization .............................            35            126
      Increase in allowance for possible losses .................            --             50
      Gain from sales of real estate property ...................           (55)            --
      Decrease (increase) in other assets .......................           (35)           119
      Decrease in accounts payable and
        accrued liabilities .....................................          (109)          (279)
                                                                      ----------     ----------
      Total adjustments .........................................          (164)            16
                                                                      ----------     ----------
      Net cash used by operating activities .....................          (560)          (625)

Cash flows from investing activities:
    Principal payments received on mortgage loans ...............            37             --
    Proceeds from sales of real estate ..........................           275             --
    Additions to real estate properties .........................           (14)           (49)
                                                                      ----------     ----------
      Net cash received (used) from investing activities ........           298            (49)

Cash flows from financing activities:
    Repayments of notes payable .................................            (6)          (543)
    Dividend payment ............................................           (45)           (36)
                                                                      ----------     ----------
      Net cash used by financing activities .....................           (51)          (579)
                                                                      ----------     ----------
Net decrease in cash and cash equivalents .......................     $    (313)     $  (1,253)

Cash and cash equivalents at beginning of period ................         1,880          2,804
                                                                      ----------     ----------
Cash and cash equivalents at end of period ......................     $   1,567      $   1,551
                                                                      ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               NOVEMBER 30, 1995 AND NOVEMBER 30, 1994
                         (Unaudited)


1.  GENERAL:

           Ridgewood Properties, Inc. (the "Company") is primarily engaged in the business of acquiring, developing, operating and selling real estate property in the Southeast and "Sunbelt" areas. Additionally, the Company, through its investment in a limited partnership, is engaged in acquiring and managing hotel properties in the Southeast. Currently, the Company's only operating property is the hotel in Longwood, Florida. All of the Company's other properties are land properties held for sale, and no additional development is currently anticipated for the land. The Company was incorporated under the laws of the State of Delaware on October 29, 1985. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

           The Company's common stock is currently listed in the broker-dealer "Pink Sheets" and trades in the over-the-counter market. In December 1995, the Company purchased a hotel management company by issuing 125,000 shares of the Company's common stock. Of the Company's issued and outstanding shares of common stock (before the issuance of shares related to the purchase described above), approximately 42% of the common stock is owned by the Company's President, N. Russell Walden. After issuance of the shares related to the purchase of the hotel management company, approximately 37% of the common stock is owned by the Company's President. All of the Company's issued and outstanding shares of preferred stock are owned by Triton Group, Ltd.

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1995. The results of operations for the three months ended November 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1996.

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

3.  ALLOWANCE FOR POSSIBLE LOSSES:

          No additional allowance for possible losses was necessary for the three months ended November 30, 1995. The allowance for possible losses increased by $50,000 for the three months ended November 30, 1994. The additional reserve was to reflect the net realizable value on a residential lot in Atlanta, Georgia.

4.  COMMITMENTS AND CONTINGENCIES:

          In August 1991, each executive officer was offered a Post-Employment Consulting Agreement (the "Consulting Agreement(s)") whereby the officer agrees that if he or she is terminated by the Company for other than good cause, the officer will be available for consulting at a rate equal to their annual compensation immediately prior to termination. All officers have chosen to enter into Consulting Agreements. In addition, one other employee was offered and has chosen to enter into a one year Consulting Agreement. The executive, upon termination, agrees to sign an unconditional release of all claims and liability in exchange for a one year (two employees) or two year (two employees) consulting fee arrangement, depending upon the years of service as an officer or the designation as a senior executive officer.

      On May 2, 1995 a complaint was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled WILLIAM N. STRASSBURGER V. MICHAEL M. EARLY, LUTHER A. HENDERSON, JOHN C. STISKA, N. RUSSELL WALDEN, AND TRITON GROUP, LTD., DEFENDANTS, AND RIDGEWOOD PROPERTIES, INC., NOMINAL DEFENDANT, C.A. NO. 14267 (the "Complaint"). The plaintiff is an individual shareholder of the Company who purports to file the Complaint individually, representatively on behalf of all similarly situated shareholders, and derivatively on behalf of the Company. The Complaint challenges the actions of the Company and its directors in consummating the Company's August 1994 repurchase of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd. in five counts, denominated Waste of Corporate Assets, Breach of Duty of Loyalty to Ridgewood, Breach of Duty of Good Faith, Intentional Misconduct, and Breach of Duty of Loyalty and Good Faith to Class.

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

          As more fully described in Note 7, the Company is required to fund certain capital contributions to RW Hotel Partners, L.P. as the partnership acquires hotels.

5.  SHAREHOLDERS' INVESTMENT:

Loss Per Common Share --

           Loss per common share is calculated based upon the weighted average number of shares outstanding of approximately
963,000 for the three months ended November 30, 1995 and 1994.

Stock Option Plan --

          On March 30, 1993, the Company granted options to purchase 378,000 shares of common stock at a price of $1.83 per share to its key employees and one director under the Ridgewood Properties, Inc. Stock Option Plan (the "Plan"). The options will vest over a four year period in 25% increments. All options expire ten years from the date of grant, unless earlier on account of death, disability, termination of employment, or for other reasons outlined in the Plan. As of November 30, 1995, approximately 284,000 options are currently exercisable.

          On January 28, 1994, the Company granted options to purchase 375,000 and 75,000 shares of common stock at a price of $1.00 per share to its President and Chief Financial Officer, respectively, under the Plan. The options are exercisable immediately and expire on January 31, 1997.

          On January 4, 1995, the shareholders of the Company approved an increase in the number of authorized shares reserved for the Company's stock option plan from 900,000 to 1,200,000.

6.  NOTES PAYABLE:

          In November 1989, the Company entered into a $15,000,000 Revolving Line of Credit with a commercial bank. Effective December 31, 1991, the Company's Revolving Line of Credit expired and the outstanding principal balance of $15,000,000 was converted to a term loan. In January 1992, the term loan was amended to postpone principal payments for seven months. Under the amended agreement, the interest accrued at the rate of one percent (1%) per annum above the prime rate of the lender. Under the term loan agreement, the Company was required to make interest payments on the outstanding principal balance of the note, which payments commenced on February 1, 1992, and monthly thereafter through December 1, 1996. Commencing on September 1, 1992, and thereafter on the first day of each month through December 1, 1996, the outstanding principal amount of the note shall be repaid in equal monthly payments. In June 1994, the loan agreement was amended whereby proceeds from future sales of property securing the term loan will serve to reduce the remaining monthly amortization thereby reducing the monthly payment rather than reducing the remaining principal due at the end of the term loan. On January 1, 1997, the remaining outstanding principal balance was to be payable in full. The entire loan was repaid in full in June 1995.

          In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of November 30, 1995, there was approximately $200,000 of escrowed funds related to this loan agreement. Also, commitment fees and loan costs of approximately $159,000 are being amortized over 20 years. The balance of this loan as of November 30, 1995 was approximately $2,796,000.

          Maturities of long-term debt during the Company's next five fiscal years are as follows: 1996 - $25,000; 1997 - $28,000; 1998 -
$31,000; 1999 - $35,000; 2000 - $38,000.

7.  INVESTMENT IN LIMITED PARTNERSHIP:

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

          - Second, to Ridgewood Hotels until the aggregate amount received by Ridgewood Hotels equals the aggregate cash contributions made by Ridgewood Hotels to the Partnership (as of 8/31/95, Ridgewood Hotels contributed approximately $232,000).

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

          A Construction Management Agreement exists between the
Partnership and the Manager for the purpose of managing future improvements to the property.

          The Company currently has approximately $232,000 invested in the Partnership. The Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000. The Company's capital contribution to the Partnership in conjunction with the purchases was approximately $500,000, and the Company was reimbursed for approximately $73,000 of due diligence costs related to the hotels. See the Subsequent Events footnote below. One other hotel is under contract to be purchased by the partnership for an aggregate cost of approximately $4,000,000, and would require approximately $40,000 in additional capital contribution to the Partnership by the Company. The Company also has approximately $11,000 of due diligence costs incurred for the hotel under contract that will be reimbursed to the Company upon the closing of the hotel. These costs are reflected in Other Assets.
The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

8.  SUBSEQUENT EVENTS:

          In December 1995, the Company purchased a hotel management company by issuing 125,000 shares of the Company's common stock. The purpose of this wholly-owned subsidiary is to acquire hotel management contracts and/or interests in hotels around the country. The subsidiary is currently operating at breakeven. In conjunction with the Company's purchase of the hotel management company, two executive officers of the management company were offered a Post-Employment Consulting Agreement (the "Consulting Agreement(s)") whereby the officer agrees that if he is terminated by the Company for other than good cause, the officer will be available for consulting at a rate equal to his annual compensation immediately prior to termination. Both officers have chosen to enter into Consulting Agreements. The executive, upon termination, agrees to sign an unconditional release of all claims and liability in exchange for a one year consulting fee arrangement, depending upon the years of service as an officer or the designation as a senior executive officer.

          In December 1995, RW Hotel Partners, L.P. (of which one of the Company's subsidiaries is the general partner -- see Note 7) acquired four additional hotel properties in Georgia for approximately $15,000,000. The purchases required approximately $500,000 in capital contribution to the Partnership by the Company.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THREE MONTHS ENDED NOVEMBER 30, 1994
     COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1993


LIQUIDITY AND CAPITAL RESOURCES --

          In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of November 30, 1995, there was approximately $200,000 of escrowed funds related to this loan agreement.

     During the first three months of fiscal year 1996, the Company sold land in Ohio and Georgia for net proceeds of approximately $204,000 and $10,000, respectively. Also, in September 1995, the Company was refunded its entire investment of $61,000 in its joint venture for the purpose of developing a subdivision lot in Atlanta, Georgia.

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

          - Second, to Ridgewood Hotels until the aggregate amount received by Ridgewood Hotels equals the aggregate cash contributions made by Ridgewood Hotels to the Partnership (as of 8/31/95, Ridgewood Hotels contributed approximately $232,000).

          - Third, 12% to Ridgewood Hotels and 88% to the Investor until there ha been distributed to the Investor an amount equal to a 25% cumulative internal rate of return on Investor's investment.

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

          A Construction Management Agreement exists between the
Partnership and the Manager for the purpose of managing future improvements to the property.

          The Company currently has approximately $232,000 invested in the Partnership. The Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000. The Company's capital contribution to the Partnership in conjunction with the purchases was approximately $500,000, and the Company was reimbursed for approximately $73,000 of due diligence costs related to the hotels. One other hotel is under contract to be purchased by the partnership for an aggregate cost of approximately $4,000,000, and would require approximately $40,000 in additional capital contribution to the Partnership by the Company. The Company also has approximately $11,000 of due diligence costs incurred for the hotel under contract that will be reimbursed to the Company upon the closing of the hotel. The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

          Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell real estate, seek alternative financing or otherwise recapitalize the Company. The Company also intends to aggressively pursue the acquisition of hotels and hotel management contracts which would provide additional cash flow.

RESULTS OF OPERATIONS --

          The Company had gains from real estate sales of $55,000 for the three months ended November 30, 1995. During the three months ended November 30, 1994, the Company did not sell any real estate. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

          Operating revenues from real estate properties decreased approximately $236,000, or 31%, for the three months ended November 30, 1995, compared to the three months ended November 30, 1994. The decrease was primarily a result of the sale of the Company's weekly rental hotel in Orlando, Florida during fiscal year 1995. Approximately $74,000 of the decrease was also attributed to the Company's hotel in Longwood, Florida.

          Revenues from hotel management increased approximately $58,000 for the three months ended November 30, 1995 compared to the three months ended November 30, 1994 due to the acquisition of a hotel management company. In turn, expenses of hotel management increased approximately $44,000 for the three months ended November 30, 1995 compared to the three months ended November 30, 1994.

          Operating expenses during the three months ended November
30, 1995 decreased $189,000, or 26%, compared to the three months ended November 30, 1994 due primarily to the sale of the Company's weekly rental hotel in Florida. Expenses decreased by approximately
$17,000 at the Company's remaining hotel in Florida for the three months ended November 30, 1995 compared to the three months ended November 30, 1994.

          No provision for possible losses was necessary for the three months ended November 30, 1995. The provision of $50,000 for possible losses in fiscal year 1995 pertains to a land parcel in Atlanta, Georgia which has been sold.

          Interest expense decreased approximately $31,000 for the three months ended November 30, 1995 compared to the three months ended November 30, 1994 due to the decrease in outstanding debt. Interest expense during the first three months of fiscal year 1996 and 1995 reflects no capitalized interest.

          General, administration and other expenses decreased approximately $47,000, or 14%, for the three months ended November 30, 1995 compared to the three months ended November 30, 1994 as a result of reduced overhead due to a smaller business entity.

          Due to the Company's aggressive movement into the business of acquiring, developing, operating and selling hotel properties throughout the country, the Company incurred business development costs of $40,000 during the first three months of fiscal year 1996.

                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         A.  Exhibits:

             10  Agreement and Plan of Merger Between and Among
                 Ridgewood Properties, Inc., Ridgewood Acquisition Corp., Wesley Hotel Group, Inc., Wayne
                 McAteer and Samuel King dated December 7,
                 1995

             27  Financial Data Schedule


         B.  Reports on Form 8-K:

                 No reports on Form 8-K were filed during the the three months ended November 30, 1995.

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



Date:  January 12, 1996