Form 10-Q
period 1996-02-29
RIDGEWOOD PROPERTIES INC
filed 1996-04-12
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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

Yes __X__  No _____

Common stock, par value $.01 per share - 1,088,480 shares outstanding at February 29, 1996.


                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                    RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                    -------------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                       FEBRUARY 29, 1996 AND AUGUST 31, 1995
                       -------------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                February 29,     August 31,
               ASSETS                              1996             1995
               ------                           -----------      -----------
     Real Estate Investments:
       Real Estate Properties
         Operating Properties                  $     1,412      $     1,461
         Land Held for Sale or
           Future Development                        9,916           10,104
                                               ------------     ------------
                                                    11,328           11,565

       Mortgage Loans                                    6               44
                                               ------------     ------------
       Total real estate investments                11,334           11,609

       Allowance for Possible Losses                (4,700)          (4,700)
                                               ------------     ------------
       Net real estate investments                   6,634            6,909

     Investment in Limited Partnership                 771              232

     Cash and Cash Equivalents                         436            1,880

     Escrowed Funds                                    125              140

     Other Assets                                      930              512
                                               ------------     ------------
                                               $     8,896      $     9,673
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                  RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                  -------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     FEBRUARY 29, 1996 AND AUGUST 31, 1995
                     -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                     February 29,   August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1996           1995
  ----------------------------------------          ------------   ------------
     Accounts Payable                               $       126    $       102
     Accrued Salaries, Bonuses and
        Other Compensation                                  773            737
     Accrued Property Tax Expense                            38            146
     Accrued Interest and Other Liabilities                 280            280
     Term Loans                                           2,884          2,796
                                                    ------------   ------------
        Total Liabilities                                 4,101          4,061
                                                    ------------   ------------
  Commitments and Contingencies

  Shareholders' Investment
    Series A Convertible Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at February 29, 1996
      and August 31, 1995, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,088,480 shares issued and
      outstanding at February 29, 1996 and
      August 31, 1995.                                       11             10
    Paid-in Surplus                                      16,105         16,196
    Accumulated Deficit since December 30, 1985         (11,771)       (11,044)
                                                    ------------   ------------
                                                          4,795          5,612
                                                    ------------   ------------
                                                    $     8,896    $     9,673
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                       RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                                       -------------------------------------------
                                             STATEMENTS OF CONSOLIDATED LOSS
                                             -------------------------------
                           FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                           --------------------------------------------------------------------------
                                         ($000's omitted, except per share data)
                                         ---------------------------------------

                                                                 For the Three Months Ended     For the Six Months Ended
                                                                 --------------------------     ------------------------

                                                                February 29,   February 28,     February 29, February 28,
                                                                    1996          1995             1996         1995
                                                                ------------   ------------     ------------ ------------
    REVENUES:
       Operating revenues from real estate properties.....     $        730     $ 981          $    1,250     $    1,737
       Revenues from hotel management ....................              173        66                 232             67
       Sales of real estate properties ...................              184       326                 419            326
       Income from loans and temporary investments .......               13        24                  36             63
       Other .............................................               --        --                  --              3
                                                               ------------- -------------     ------------- -------------
                                                                      1,100      1,397              1,937          2,196
                                                               ------------- -------------     ------------- -------------
    COSTS AND EXPENSES:
       Expenses of real estate properties ................              564        795              1,113          1,532
       Expenses of hotel management ......................              216        135                260            135
       Expenses of real estate sales .....................              110        332                290            332
       Allowance for possible losses .....................               --         --                 --             50
       Depreciation ......................................               39        117                 78            235
       Interest expense ..................................               85        105                169            221
       General, administration and other .................              376        309                671            642
       Business development ..............................               43         19                 83             29
                                                               ------------- -------------     ------------- -------------
                                                                      1,433      1,812              2,664          3,176
                                                               ------------- -------------     ------------- -------------
    NET LOSS BEFORE INCOME TAX EXPENSE ....................    $       (333)    $ (415)        $     (727)    $     (980)
                                                               ------------- -------------     ------------- -------------
    INCOME TAX EXPENSE ....................................    $         --     $ --           $       --     $       75
                                                               ------------- -------------     ------------- -------------
    NET LOSS ..............................................    $       (333)    $ (415)        $     (727)    $   (1,055)
                                                               ============= =============     ============= =============
    LOSS PER SHARE ........................................    $      (0.35)    $ (0.47)       $    (0.80)    $    (1.18)
                                                               ============= =============     ============= =============

    The accompanying notes are an integral part of these consolidated financial statements.

                         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                         -------------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
             FOR THE SIX MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
             -----------------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                         1996           1995
                                                                      ----------     ----------
Cash flows from operating activities:
  Net loss ......................................................     $    (727)     $  (1,055)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization .............................            82            251
      Increase in allowance for possible losses .................            --             50
      Loss (gain) from sales of real estate property ............          (129)             6
      Decrease in escrowed funds ................................            15             --
      Increase in other assets ..................................          (334)           (51)
      Decrease in accounts payable and
        accrued liabilities .....................................           (48)          (244)
                                                                      ----------     ----------
      Total adjustments .........................................          (414)            12
                                                                      ----------     ----------
      Net cash used by operating activities .....................        (1,141)        (1,043)

Cash flows from investing activities:
    Principal payments received on mortgage loans ...............            38              1
    Proceeds from sales of real estate ..........................           444            308
    Additions to real estate properties .........................          (138)           (95)
    Investment in limited partnership ...........................          (539)            --
                                                                      ----------     ----------
      Net cash received (used) from investing activities ........          (195)           214

Cash flows from financing activities:
    Repayments of notes payable .................................           (18)        (1,145)
    Payment of dividend on preferred stock ......................           (90)           (82)
                                                                      ----------     ----------
      Net cash used by financing activities .....................          (108)        (1,227)
                                                                      ----------     ----------
Net decrease in cash and cash equivalents .......................     $  (1,444)     $  (2,056)

Cash and cash equivalents at beginning of period ................         1,880          2,804
                                                                      ----------     ----------
Cash and cash equivalents at end of period ......................     $     436      $     748
                                                                      ==========     ==========
The accompanying notes are an integral part of these consolidated financial statements.


Supplemental disclosure of noncash activity in fiscal year 1996:

    Issuance of 125,000 shares of common stock
      at $.01 par value in conjunction with purchase
      of hotel management company ..............................      $   1,250
    Assumption of notes payable in conjunction with                   ==========
      purchase of hotel management company .....................      $ 106,000
                                                                      ==========

         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                         (Unaudited)


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

           The Company's common stock is currently listed in the broker-dealer "Pink Sheets" and trades in the over-the-counter market. Of the Company's issued and outstanding shares of common stock, 37% of the common stock is owned by the Company's President, N. Russell Walden. All of the Company's issued and outstanding shares of preferred stock are owned by Triton Group, Ltd.

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial
statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1995. The results of operations for the six months ended February 29, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1996.

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

3.  ALLOWANCE FOR POSSIBLE LOSSES:

         No additional allowance for possible losses was necessary for the six months ended February 29, 1996. The allowance for possible losses increased by $50,000 for the six months ended February 28, 1995. The additional reserve was to reflect the net realizable value on a residential lot in Atlanta, Georgia.

4.  COMMITMENTS AND CONTINGENCIES:

         In August 1991, each executive officer was offered a Post-Employment Consulting Agreement (the "Consulting Agreement(s)") whereby the officer agrees that if he or she is terminated by the Company for other than good cause, the officer will be available for consulting at a rate equal to their annual compensation immediately prior to termination. All officers have chosen to enter into Consulting Agreements. In addition, three other employees were offered and have chosen to enter into a one year Consulting Agreement. The executive, upon termination, agrees to sign an unconditional release of all claims and liability in exchange for a one year (four employees) or two year (two employees) consulting fee arrangement, depending upon the years of service as an officer or the designation as a senior executive officer.

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

5.  SHAREHOLDERS' INVESTMENT:

Loss Per Common Share --

           Loss per common share is calculated based upon the weighted average number of shares outstanding of approximately 963,000 for the three and six months ended
February 28, 1995, 1,079,000 for the three months ended
February 29, 1996 and 1,021,000 for the six months ended
February 29, 1996. Dividends paid on preferred stock were $37,000 and $82,000, respectively, for the three and six months ended February 28, 1995; and $45,000 and $90,000, respectively, for the three and six months ended February
29, 1996. These dividends were added to the net loss for purposes of computing the loss per common share.

Stock Option Plan --

         On March 30, 1993, the Company granted options to purchase 378,000 shares of common stock at a price of $1.83 per share to its key employees and one director under the Ridgewood Properties, Inc. Stock Option Plan (the "Plan").
The options will vest over a four year period in 25% increments. All options expire ten years from the date of grant, unless earlier on account of death, disability, termination of employment, or for other reasons outlined in the Plan. As of February 29, 1996, approximately 284,000 options are currently exercisable.

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

Issuance of Common Shares --

         In December 1995, the Company purchased a hotel management company in part by issuing 125,000 shares of the Company's common stock. The total stock outstanding as of February 29, 1996 is 1,088,480.

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

         In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995.
In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of February 29, 1996, there was approximately $125,000 of escrowed funds related to this loan agreement. Also, commitment fees and loan costs of approximately $159,000 are being amortized over 20 years. The balance of this loan as of February 29, 1996 was approximately $2,784,000.

         In December 1995 and in conjunction with the acquisition of a hotel management company, the Company assumed three promissory notes dated September 22, 1994 and payable to three different Georgia corporations. The total combined outstanding principal was approximately $106,000. All three notes are for a term of five years at a rate of 6.83%. Combined principal and interest payments are approximately $2,667 per month through October 1, 1999. The combined balance of these loans at February 29, 1996 was approximately $100,000.

         Maturities of long-term debt during the Company's next five fiscal years are as follows: 1997 - $55,000; 1998
- - $59,000; 1999 - $65,000; 2000 - $43,000; 2001 - $42,000.

7.  INVESTMENT IN LIMITED PARTNERSHIP:

         On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Hotels, Inc., a Georgia corporation ("Ridgewood Hotels") which became the sole general partner in the Partnership with RW Hotel Investments, L.L.C. ("Investor") as the limited partner. Ridgewood Hotels has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The terms of this partnership will serve as a guideline for other potential acquisitions with the Investor or its affiliates.

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

         - Second, to Ridgewood Hotels until the aggregate amount received by Ridgewood Hotels equals the aggregate cash contributions made by Ridgewood Hotels to the Partnership (as of 2/29/96, Ridgewood Hotels contributed approximately $771,000).

         - Third, 12% to Ridgewood Hotels and 88% to the
Investor until there has been distributed to the Investor an amount equal to a 25% cumulative internal rate of return on Investor's investment.

         - Fourth, 75% of the residual to the Investor and 25% to Ridgewood Hotels.

         A Management Agreement exists between the Partnership and the Company as Manager ("Manager") for the purpose of managing hotels in Kentucky, Georgia and South
Carolina. The Manager shall be entitled to the following property management fees:

         (1) 2.5% of the gross revenues from the hotel property.

         (2)  1% of the gross revenues from the hotel
property as an incentive fee if distributable cash equals or exceeds 13.5% of certain aggregate acquisition costs. No management fees are payable with respect to the first
12-month period of management of the hotel in Kentucky.

         A Construction Management Agreement exists between the Partnership and the Manager for the purpose of managing future improvements to the properties.

         The Company currently has approximately $771,000 invested in the Partnership. The Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 1996
  COMPARED TO THREE AND SIX MONTHS ENDED FEBRUARY 28, 1995


LIQUIDITY AND CAPITAL RESOURCES --

         In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995.
In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of February 29, 1996, there was approximately $125,000 of escrowed funds related to this loan agreement.

         During the first six months of fiscal year 1996, the Company sold land in Ohio and Georgia for net proceeds of approximately $316,000 and $67,000, respectively. Also, in September 1995, the Company was refunded its entire investment of $61,000 in its joint venture for the purpose of developing a subdivision lot in Atlanta, Georgia.

         On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Hotels, Inc., a Georgia corporation ("Ridgewood Hotels") which became the sole general partner in the Partnership with RW Hotel Investments, L.L.C. ("Investor") as the limited partner. Ridgewood Hotels has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The terms of this partnership will serve as a guideline for other potential acquisitions with the Investor or its affiliates.

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

         - Second, to Ridgewood Hotels until the aggregate amount received by Ridgewood Hotels equals the aggregate cash contributions made by Ridgewood Hotels to the Partnership (as of 2/29/96, Ridgewood Hotels contributed approximately $771,000).

         - Third, 12% to Ridgewood Hotels and 88% to the
Investor until there ha been distributed to the Investor an amount equal to a 25% cumulative internal rate of return on Investor's investment.

         - Fourth, 75% of the residual to the Investor and 25% to Ridgewood Hotels.

         A Management Agreement exists between the Partnership and the Company as Manager ("Manager") for the purpose of managing hotels in Kentucky, Georgia and South
Carolina. The Manager shall be entitled to the following property management fees:

         (1) 2.5% of the gross revenues from the hotel property.

         (2)  1% of the gross revenues from the hotel
property as an incentive fee if distributable cash equals or exceeds 13.5% of certain aggregate acquisition costs. No management fees are payable with respect to the first
12-month period of management of the hotel in Kentucky.

         A Construction Management Agreement exists between the Partnership and the Manager for the purpose of managing future improvements to the properties.

         The Company currently has approximately $771,000 invested in the Partnership. The Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

         Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell real estate, seek alternative financing or otherwise recapitalize the Company. The Company also intends to aggressively pursue the acquisition of hotels and hotel management contracts which would provide additional cash flow.

RESULTS OF OPERATIONS --

         The Company had gains from real estate sales of approximately $74,000 and $129,000 for the three and six months ended February 29, 1996. During the three and six months ended February 28, 1995, the Company had losses from real estate sales of approximately $6,000. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

         Operating revenues from real estate properties decreased approximately $251,000, or 26%, and $487,000, or 28%, respectively, for the three and six months ended February 29, 1996, compared to the three and six months ended February 28, 1995. The decrease was primarily a result of the sale of the Company's weekly rental hotel in Orlando, Florida during fiscal year 1995. For the six months ended February 29, 1996, approximately $58,000 of the decrease was also attributed to the Company's hotel in Longwood, Florida.

         Revenues from hotel management increased approximately $107,000, or 162%, and $165,000, or 246%, respectively, for the three and six months ended February 29, 1996 compared to the three and six months ended February 28, 1995 due to the acquisition of hotels and a hotel management company. In turn, expenses of hotel management increased approximately $81,000, or 60%, and $125,000, or 93%, respectively, for the three and six months ended February 29, 1996 compared to the three and six months ended February 28, 1995.

         Expenses of real estate properties during the three and six months ended February 29, 1996 decreased $231,000, or 29%, and $419,000, or 27%, respectively, compared to the three and six months ended February 28, 1995 due primarily to the sale of the Company's weekly rental hotel in Florida. Expenses decreased by approximately $54,000 at the Company's remaining hotel in Florida for the six months ended February 29, 1996 compared to the six months ended February 28, 1995.

         No provision for possible losses was necessary for the six months ended February 29, 1996. The provision of $50,000 for possible losses in fiscal year 1995 pertains to a land parcel in Atlanta, Georgia which has been sold.

         Interest expense decreased approximately $20,000 and $52,000, respectively, for the three and six months ended February 29, 1996 compared to the three and six months ended February 28, 1995 due to the decrease in outstanding debt. There was no capitalized interest during the three or six months ended February 29, 1996 or February 28, 1995.

         General, administration and other expenses increased approximately $67,000, or 22%, and $29,000, or 5%, respectively, for the three and six months ended February 29, 1996 compared to the three and six months ended February 28, 1995 as a result of slightly increased overhead due to an expanding business entity.

         Due to the Company's aggressive movement into the business of acquiring, developing, operating and selling hotel properties throughout the country, the Company increased business development costs approximately $24,000, or 126%, and $54,000, or 186%, respectively, for the three and six months ended February 29, 1996 compared to the three and six months ended February 28, 1995.

                 PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on January 16, 1996. At the annual meeting, four directors were elected by the holders of the Company's common stock, par value $0.01 per share. The votes were as follows:

             Director         For     Against   Abstain

        Michael M. Earley     507,390      0         0
        Luther A. Henderson   507,390      0         0
        John C. Stiska        507,390      0         0
        N. Russell Walden     507,390      0         0


ITEM 5.  OTHER INFORMATION

         On January 26, 1996, John C. Stiska, director, submitted his letter of resignation effective February 1, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         A.  Exhibits:

           27  Financial Data Schedule


         B.  Reports on Form 8-K:

           No exhibits or reports on Form 8-K were filed during the three months ended February 29, 1996.

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



Date:  April 12, 1996