Form 10-Q
period 1996-05-31
RIDGEWOOD PROPERTIES INC
filed 1996-07-15
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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

                          (770) 434-3670
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

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

Yes __X__  No _____

Common stock, par value $.01 per share - 1,088,480 shares outstanding at May 31, 1996.


                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                    RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                    -------------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                          MAY 31, 1996 AND AUGUST 31, 1995
                          --------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                  May 31,   August 31,
               ASSETS                              1996        1995
               ------                           ----------- -----------
     Real Estate Investments:
       Real Estate Properties
         Operating Properties                  $     1,405      $ 1,461
         Land Held for Sale or
           Future Development                       10,018       10,104
                                               ------------ ------------
                                                    11,423       11,565

       Mortgage Loans                                    5           44
                                               ------------ ------------
       Total real estate investments                11,428       11,609

       Allowance for Possible Losses                (4,700)      (4,700)
                                               ------------ ------------
       Net real estate investments                   6,728        6,909

     Investment in Limited Partnership                 771          232

     Cash and Cash Equivalents                         276        1,880

     Escrowed Funds                                    186          140

     Other Assets                                      703          512
                                               ------------ ------------
                                               $     8,664      $ 9,673
                                               ============ ============

     The accompanying notes are an integral part of these consolidated financial statements.


                  RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                  -------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        MAY 31, 1996 AND AUGUST 31, 1995
                        --------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                       May 31,      August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1996           1995
  ----------------------------------------          ------------   ------------
     Accounts Payable                               $       110    $       102
     Accrued Salaries, Bonuses and
        Other Compensation                                  780            737
     Accrued Property Tax Expense                            94            146
     Accrued Interest and Other Liabilities                 422            280
     Term Loans                                           2,871          2,796
                                                    ------------   ------------
        Total Liabilities                                 4,277          4,061
                                                    ------------   ------------
  Commitments and Contingencies

  Shareholders' Investment
    Series A Convertible Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at May 31, 1996
      and August 31, 1995, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,088,480 shares issued and
      outstanding at May 31, 1996 and
      August 31, 1995.                                       11             10
    Paid-in Surplus                                      16,060         16,196
    Accumulated Deficit since December 30, 1985         (12,134)       (11,044)
                                                    ------------   ------------
                                                          4,387          5,612
                                                    ------------   ------------
                                                    $     8,664    $     9,673
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.


                                       RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                                       -------------------------------------------
                                             STATEMENTS OF CONSOLIDATED LOSS
                                             -------------------------------
                             FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995
                             -----------------------------------------------------------------
                                         ($000's omitted, except per share data)
                                         ---------------------------------------

                                                                 For the Three Months Ended         For the Nine Months Ended
                                                                -----------------------------    -----------------------------
                                                                  May 31,          May 31,          May 31,      May 31,
                                                                    1996             1995             1996        1995
                                                                ------------     ------------     ------------ ------------
    REVENUES:
       Operating revenues from real estate properties.....     $        819     $        890     $      2,070     $ 2,626
       Revenues from hotel management ....................              230               96              461         163
       Sales of real estate properties ...................              399            2,964              457       3,290
       Income from loans and temporary investments .......                4               19               40          83
       Other .............................................               --               --               --           3
                                                               -------------    -------------    ------------- -------------
                                                                      1,452            3,969            3,028       6,165
                                                               -------------    -------------    ------------- -------------
    COSTS AND EXPENSES:
       Expenses of real estate properties ................              650              782            1,763       2,313
       Expenses of hotel management ......................              232              115              491         250
       Expenses of real estate sales .....................              390            2,711              319       3,044
       Allowance for possible losses .....................               --               --               --          50
       Depreciation ......................................               39               89              118         324
       Interest expense ..................................               86               80              255         302
       General, administration and other .................              354              337            1,025         925
       Business development ..............................               64               21              147         104
                                                               -------------    -------------    ------------- -------------
                                                                      1,815            4,135            4,118       7,312
                                                               -------------    -------------    ------------- -------------
    NET LOSS BEFORE INCOME TAX EXPENSE ....................    $       (363)    $       (166)    $     (1,090)    $ (1,147)
                                                               -------------    -------------    ------------- -------------
    INCOME TAX EXPENSE ....................................    $         --     $        (37)    $         --     $     38
                                                               -------------    -------------    ------------- -------------
    NET LOSS ..............................................    $       (363)    $       (129)    $     (1,090)    $ (1,185)
                                                               =============    =============    ============= =============
    LOSS PER SHARE ........................................    $      (0.38)    $      (0.18)    $      (1.13)    $  (1.36)
                                                               =============    =============    ============= =============

    The accompanying notes are an integral part of these consolidated financial statements.

                         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                         -------------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
                  FOR THE NINE MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995
                  ------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                         1996           1995
                                                                      ----------     ----------
Cash flows from operating activities:
  Net loss ......................................................     $  (1,090)     $  (1,185)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization .............................           133            348
      Increase in allowance for possible losses .................            --             50
      Gain from sales of real estate property ...................          (138)          (246)
      Increase in escrowed funds ................................            46             --
      Increase in other assets ..................................          (219)           335
      Decrease in accounts payable and
        accrued liabilities .....................................            96            114
                                                                      ----------     ----------
      Total adjustments .........................................           (82)           601
                                                                      ----------     ----------
      Net cash used by operating activities .....................        (1,172)          (584)

Cash flows from investing activities:
    Principal payments received on mortgage loans ...............            39             30
    Proceeds from sales of real estate ..........................           481          3,043
    Additions to real estate properties .........................          (292)          (823)
    Investment in limited partnership ...........................          (539)            --
                                                                      ----------     ----------
      Net cash received (used) from investing activities ........          (311)         2,250

Cash flows from financing activities:
    Repayments of notes payable .................................           (31)        (3,964)
    Payment of dividends on preferred stock .....................           (90)          (126)
                                                                      ----------     ----------
      Net cash used by financing activities .....................          (121)        (4,090)
                                                                      ----------     ----------
Net decrease in cash and cash equivalents .......................     $  (1,604)     $  (2,424)

Cash and cash equivalents at beginning of period ................         1,880          2,804
                                                                      ----------     ----------
Cash and cash equivalents at end of period ......................     $     276      $     380
                                                                      ==========     ==========
The accompanying notes are an integral part of these consolidated financial statements.


Supplemental disclosure of noncash activity in fiscal year 1996:

    Issuance of 125,000 shares of common stock
      at $.01 par value in conjunction with purchase
      of hotel management company ..............................      $   1,250
    Assumption of notes payable in conjunction with                   ==========
      purchase of hotel management company .....................      $ 106,000
                                                                      ==========



         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1996 AND MAY 31, 1995
                         (Unaudited)


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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1995. The results of operations for the nine months ended May 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1996.

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

3.  ALLOWANCE FOR POSSIBLE LOSSES:

           No additional allowance for possible losses was necessary for the nine months ended May 31, 1996. The allowance for possible losses increased by $50,000 for the nine months ended May 31, 1995. The additional reserve was to reflect the net realizable value on a residential lot in Atlanta, Georgia.

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

           The Company has answered the Complaint, denying all allegations of wrongdoing either on its part or that of its directors. The Company's management believes the claims made in the Complaint are without merit, and that the shareholders of Ridgewood benefited from the challenged transactions. Since previous disclosures, there has been no significant progress in the lawsuit. Management intends to vigorously contest this matter.

5.  SHAREHOLDERS' INVESTMENT:

Loss Per Common Share --

           Loss per common share is calculated based upon the weighted average number of shares outstanding of approximately 963,000 for the three and nine months ended May 31, 1995, 1,088,000 for the three months ended May 31, 1996 and 1,044,000 for the nine months ended May 31, 1996. Dividends paid on preferred stock were $45,000 and $126,000, respectively, for the three and nine months ended May 31, 1995; and $90,000 for the nine months ended May 31, 1996. The preferred dividend payable in May was accrued but not paid until June 1996. These dividends were added to the net loss for purposes of computing the loss per common share.

Stock Option Plan --

           On March 30, 1993, the Company granted options to purchase 378,000 shares of common stock at a price of $1.83 per share to its key employees and one director under the Ridgewood Properties, Inc. Stock Option Plan (the "Plan"). The options will vest over a four year period in 25% increments. All options expire ten years from the date of grant, unless earlier on account of death, disability, termination of employment, or for other reasons outlined in the Plan. As of May 31, 1996, all of the options are exercisable.

           On January 28, 1994, the Company granted options to purchase 375,000 and 75,000 shares of common stock at a price of $1.00 per share to its President and Chief Financial Officer, respectively, under the Plan. The options are exercisable immediately and expire on January 31, 1997.

6.  NOTES PAYABLE:

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of May 31, 1996, there was approximately $186,000 of escrowed funds related to this loan agreement. In June 1996, the Company requested and received approximately $95,000 from escrow for hotel repair items. Also, commitment fees and loan costs of approximately $159,000 are being amortized over 20 years. The balance of this loan as of May 31, 1996 was approximately $2,777,000.

           In December 1995 and in conjunction with the acquisition of a hotel management company, the Company assumed three promissory notes dated September 22, 1994 and payable to three different Georgia corporations. The total combined outstanding principal was approximately $106,000. All three notes are for a term of five years at a rate of 6.83%. Combined principal and interest payments are approximately $2,667 per month through October 1, 1999. The combined balance of these loans at May 31, 1996 was approximately $94,000.

           Maturities of long-term debt during the Company's next five fiscal years are as follows: 1997 - $55,000; 1998 -
$59,000; 1999 - $65,000; 2000 - $43,000; 2001 - $42,000.

7.  INVESTMENT IN LIMITED PARTNERSHIP:

           On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Hotels, Inc., a Georgia corporation ("Ridgewood Hotels") which became the sole general partner in the Partnership with RW Hotel Investments Associates, L.L.C. ("Investor") as the limited partner. Ridgewood Hotels has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The terms of this partnership will serve as a guideline for other potential acquisitions with the Investor or its affiliates.

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

           - Second, to Ridgewood Hotels until the aggregate amount received by Ridgewood Hotels equals the aggregate cash contributions made by Ridgewood Hotels to the Partnership (as of 5/31/96, Ridgewood Hotels contributed approximately $771,000).

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


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1996
       COMPARED TO THREE AND NINE MONTHS ENDED MAY 31, 1995


LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of May 31, 1996, there was approximately $186,000 of escrowed funds related to this loan agreement. In June 1996, the Company requested and received approximately $95,000 from escrow for hotel repair items.

           During the first nine months of fiscal year 1996, the Company sold land in Ohio and Georgia for net proceeds of approximately $339,000 and $81,000, respectively. Also, in September 1995, the Company was refunded its entire investment of $61,000 in its joint venture for the purpose of developing a subdivision lot in Atlanta, Georgia.

           The Company signed a contract for the sale of a parcel of its land in Dallas, Texas for net proceeds of approximately $450,000. The Company also signed a contract for the sale of a parcel of land in Athens, Georgia for net proceeds of approximately $140,000. Additionally, the Company signed a contract for the sale of approximately five acres of land in Maitland, Florida for net proceeds of approximately $1.2 million. The above sales are scheduled to close in August 1996
(two) and September 1996, respectively, but all of the contracts have several contingencies which allow the buyers to withdraw at any time.

           On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Hotels, Inc., a Georgia corporation ("Ridgewood Hotels") which became the sole general partner in the Partnership with RW Hotel Investments Associates, L.L.C. ("Investor") as the limited partner. Ridgewood Hotels has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The terms of this partnership will serve as a guideline for other potential acquisitions with the Investor or its affiliates.

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

           - Second, to Ridgewood Hotels until the aggregate amount received by Ridgewood Hotels equals the aggregate cash contributions made by Ridgewood Hotels to the Partnership (as of 5/31/96, Ridgewood Hotels contributed approximately $771,000).

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

RESULTS OF OPERATIONS --

           The Company had gains from real estate sales of approximately $9,000 and $138,000 for the three and nine months ended May 31, 1996. During the three and nine months ended May 31, 1995, the Company had gains from real estate sales of approximately $253,000 and $246,000, respectively. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

           Operating revenues from real estate properties decreased approximately $71,000, or 8%, and $556,000, or 21%, respectively, for the three and nine months ended May 31, 1996, compared to the three and nine months ended May 31, 1995. The decrease was the result of the sale of the Company's weekly rental hotel in Orlando, Florida during fiscal year 1995. For the nine months ended May 31, 1996, operating revenues increased approximately $41,000 at the Company's hotel in Longwood, Florida.

           Revenues from hotel management increased approximately $134,000, or 140%, and $298,000, or 183%, respectively, for the three and nine months ended May 31, 1996 compared to the three and nine months ended May 31, 1995 due to the acquisition of hotels and a hotel management company. In turn, expenses of hotel management increased approximately $117,000, or 102%, and $241,000, or 96%, respectively, for the three and nine months ended May 31, 1996 compared to the three and nine months ended May 31, 1995.

           Expenses of real estate properties during the three and nine months ended May 31, 1996 decreased $132,000, or 17%, and $550,000, or 24%, respectively, compared to the three and nine months ended May 31, 1995 due primarily to the sale of the Company's weekly rental hotel in Florida. Expenses decreased by approximately $19,000 at the Company's hotel in Florida for the nine months ended May 31, 1996 compared to the nine months ended May 31, 1995.

           No provision for possible losses was necessary for the nine months ended May 31, 1996. The provision of $50,000 for possible losses in fiscal year 1995 pertains to a land parcel in Atlanta, Georgia which has been sold.

           Interest expense increased approximately $6,000 for the three months ended May 31, 1996 compared to the three months ended May 31, 1995 due to the increase in outstanding debt. Interest expense decreased approximately $47,000 for the nine months ended May 31, 1996 compared to the nine months ended May 31, 1995 due to the decrease in outstanding debt. There was no capitalized interest during the three or nine months ended May 31, 1996 or May 31, 1995.

           General, administration and other expenses increased approximately $17,000, or 5%, and $100,000 or 11%, respectively, for the three and nine months ended May 31, 1996 compared to the three and nine months ended May 31, 1995 as a result of slightly increased overhead due to an expanding business entity.

           Due to the Company's aggressive movement into the business of acquiring, developing, operating and selling hotel properties throughout the country, the Company increased business development costs approximately $43,000, or 205%, and $43,000, or 41%, respectively, for the three and nine months ended May 31, 1996 compared to the three and nine months ended May 31, 1995.


                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         A.  Exhibits:

             27  Financial Data Schedule


         B.  Reports on Form 8-K:

             No exhibits or reports on Form 8-K were filed during the three months ended May 31, 1996.


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



Date:  July 12, 1996