Form 10-Q/A
period 1996-05-31
RIDGEWOOD PROPERTIES INC
filed 1996-07-15
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q/A
                           Amendment No. 1

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

                                                                          1996           1995
                                                                      ----------     ----------
Cash flows from operating activities:
  Net loss ......................................................     $  (1,090)     $  (1,185)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization .............................           133            348
      Increase in allowance for possible losses .................            --             50
      Gain from sales of real estate property ...................          (138)          (246)
      Increase in escrowed funds ................................           (46)            --
      Decrease (increase) in other assets .......................          (127)           335
      Increase in accounts payable and
        accrued liabilities .....................................            96            114
                                                                      ----------     ----------
      Total adjustments .........................................           (82)           601
                                                                      ----------     ----------
      Net cash used by operating activities .....................        (1,172)          (584)

Cash flows from investing activities:
    Principal payments received on mortgage loans ...............            39             30
    Proceeds from sales of real estate ..........................           481          3,043
    Additions to real estate properties .........................          (292)          (823)
    Investment in limited partnership ...........................          (539)            --
                                                                      ----------     ----------
      Net cash received (used) from investing activities ........          (311)         2,250

Cash flows from financing activities:
    Repayments of notes payable .................................           (31)        (3,964)
    Payment of dividends on preferred stock .....................           (90)          (126)
                                                                      ----------     ----------
      Net cash used by financing activities .....................          (121)        (4,090)
                                                                      ----------     ----------
Net decrease in cash and cash equivalents .......................     $  (1,604)     $  (2,424)

Cash and cash equivalents at beginning of period ................         1,880          2,804
                                                                      ----------     ----------
Cash and cash equivalents at end of period ......................     $     276      $     380
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