Form 10-K
period 1996-08-31
RIDGEWOOD PROPERTIES INC
filed 1996-11-26
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 1996

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
(Address of principal executive offices)        (Zip Code)
Registrant's telephone number, including area code (770) 434-3670
                                                   --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Aggregate market value of voting stock held by non-affiliates on October 31, 1996 - cannot be determined due to an absence of an established public trading market in the common stock.
Common shares outstanding on October 31, 1996 - 1,088,480 shares
(1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1996 (the "1996 Annual Report to Shareholders") are incorporated by reference in
     Part II of this Report.
(2) Portions of the registrant's definitive Proxy Statement relating to the 1997 Annual Meeting (the "1997 Proxy Statement") to be filed with the Commission on or about December 1, 1996, are incorporated by reference in Part III of this Report.


                              PART I

Item 1.  Business

      Ridgewood Properties, Inc. (the "Company") is primarily engaged in the business of acquiring, developing, operating and selling real estate property in the Southeast and "Sunbelt" areas. Additionally, the Company, through its investment in a limited partnership, is engaged in acquiring and managing hotel properties in the Southeast, as well as managing other hotels throughout the country. The Company also owns and operates a hotel in Longwood, Florida. All of the Company's other properties are land properties held for sale, and no additional development is currently anticipated for the land. The Company was incorporated under the laws of the State of Delaware on October 29, 1985. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

     On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Hotels, Inc., a Georgia corporation ("Ridgewood Hotels") which became the sole general partner in the Partnership with RW Hotel Investments, L.L.C. ("Investor") as the limited partner. Ridgewood Hotels has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The partnership consists of six hotel properties at August 31, 1996. The terms of this partnership will serve as a guideline for other potential acquisitions with this or other investors.

     Income and loss are allocated to the Company and the limited partner based upon the formula for allocating distributable cash as described below but subject to an annual limitation which would result in no more than 88% of partnership income or loss (as defined) being allocated to the limited partner.

     Distributable Cash is defined as the net income from the property before depreciation plus any net sale proceeds and net financing proceeds less capital costs. Distributions of Distributable Cash shall be made as follows:

     - First, to the Investor until there has been distributed to the Investor an amount equal to a 15% cumulative internal rate of return on the Investor's investment.

     - Second, to Ridgewood Hotels until the aggregate amount received by Ridgewood Hotels equals the aggregate cash contributions made by Ridgewood Hotels to the Partnership (as of August 31, 1996, Ridgewood Hotels had contributed approximately $748,000).

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

     (2) 1% of the gross revenues from the hotel property as an incentive fee if distributable cash equals or exceeds 13.5% of certain aggregate acquisition costs. No management fees were payable with respect to the first 12-month period of management of the hotel in Kentucky.

     A Construction Management Agreement exists between the Partnership and the Manager for the purpose of managing future improvements to the properties.

     The Company currently has approximately $748,000 invested in the Partnership. Also, at August 31, 1996, the Company recorded approximately $209,000 equity in the income of the Partnership, bringing the total investment in the limited Partnership to approximately $957,000. The Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

     In December 1995, the Company acquired the Wesley Hotel Group, a hotel management company located in Atlanta, Georgia. At the time of acquisition, Wesley managed five hotels. In conjunction with the acquisition, the Company issued 125,000 shares of common stock and assumed three promissory notes with a combined outstanding principal of approximately $106,000.

     The Company owns and operates one hotel and owns a number of land parcels which are held for sale. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate industry is particularly sensitive: zoning, labor, material and energy availability, weather conditions and the availability of satisfactory financing.

     The hotel management business has become very competitive. In order to obtain management contracts, owners are frequently requiring management companies to also have ownership in the hotel. The hotel industry has become very attractive to many investors and, in turn, it has become very competitive to purchase hotels. This has also prompted the building of many new hotels in various markets. The Company believes that it is in an attractive position to remain competitive in this industry. The Company has the ability to generate equity to contribute to the acquisitions as well as to provide the expertise to manage the acquisitions, operations and ultimate disposition of properties for both the Company and third-party owners.

      The annual average occupancy of the Company's only hotel was approximately 65% for the fiscal year 1996.

     The Company's principal office is located at 2859 Paces Ferry Road, Suite 700, Atlanta, Georgia 30339 (telephone number: (770) 434-3670). The Company employs approximately 90 persons (of which 19 are located at its principal office) at August 31, 1996.

Item 2.  Properties

      The Company does not own any real property material to conducting the administrative aspects of its business operations. Its principal office in Atlanta, Georgia is leased until May 1997 and consists of approximately 6,200 square feet. As a result of its operations, the Company is the owner of various other properties, including developed and undeveloped real estate.

     The Company's operating properties are as follows:

Name of Hotel    Location      # of Rooms  Ownership Interest

Ramada Inn (a)   Longwood, FL      192            Owned
Holiday Inn      Louisville, KY    267    Owned by Partnership (b)
Holiday Inn      Orangeburg, SC    160    Owned by Partnership (b)
Holiday Inn      Gainesville, GA   132    Owned by Partnership (b)
Holiday Inn      Thomasville, GA   147    Owned by Partnership (b)
Holiday Inn      Suwanee, GA       120    Owned by Partnership (b)
Holiday Inn
   Express       Commerce, GA       96    Owned by Partnership (b)


(a) The hotel serves as collateral for the Company's $2,771,000 term loan with a commercial lender.

(b) The Company has a 1% ownership in these hotels as the general partner in a partnership.

     The Company also holds eight land parcels for sale, three of which are located in Florida, two in Georgia and one in Texas, Ohio and Arizona.

     For further information on such properties, see the accompanying consolidated financial statements and Schedule III, Real Estate and Accumulated Depreciation, contained elsewhere herein.

Item 3.  Legal Proceedings

     On May 2, 1995 a complaint was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled William N. Strassburger v. Michael M. Early, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Properties, Inc., nominal defendant, C.A. No. 14267 (the "Complaint"). The plaintiff is an individual shareholder of the Company who purports to file the Complaint individually, representatively on behalf of all similarly situated shareholders, and derivatively on behalf of the Company. The Complaint challenges the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd. in five counts, denominated Waste of Corporate Assets, Breach of Duty of Loyalty to Ridgewood, Breach of Duty of Good Faith, Intentional Misconduct, and Breach of Duty of Loyalty and Good Faith to Class. On July 5, 1995, the Company filed a timely answer generally denying the material allegations of the complaint and asserting several affirmative defenses. This case is in the concluding stages of discovery. No trial date has been set. The Company intends to vigorously contest this matter.

     On December 22, 1995, the Company and its wholly-owned subsidiary, Cornerstone Management & Development, Inc., a Georgia corporation ("Cornerstone Georgia"), sued Charles S. Taylor ("Taylor"), Deborah L. Cannon ("Cannon"), their affiliated corporations, Cornerstone Management & Development, Inc., a Maryland corporation ("Cornerstone Maryland") and Cornerstone Hospitality Group, Inc. ("Cornerstone Hospitality") in the Superior Court of Cobb County, Georgia (No. 95-1943805), for actions taken by the defendants both before and after Taylor and Cannon were terminated as officers and directors of Cornerstone Georgia. The complaint alleges that in violation of their fiduciary duties and in violation of an Asset Purchase Agreement among the parties, Taylor and Cannon misappropriated assets and business from Cornerstone Georgia; that since their termination by Cornerstone Georgia, Taylor and Cannon have continued to misappropriate assets and to usurp business opportunities and to interfere with business and contractual relationships; and that this wrongful activity has been for the benefit and with the assistance of Cornerstone Maryland and Cornerstone Hospitality. The suit is for money damages, an accounting, the imposition of a constructive trust, expenses of litigation including attorneys' fees, and punitive damages. The defendants have filed an Answer and Counterclaim, alleging that the individual defendants were terminated in violation of the Agreement; that the Company breached the Asset Purchase Agreement; that the Company otherwise interfered with business and contractual relationships; and for conversion. The counterclaim is for money damages, restitution, expenses of litigation including attorneys' fees, and punitive damages. The Company intends to vigorously pursue this matter.

     On August 23, 1996, Great American Resorts filed a complaint in the Superior Court of Cobb County, State of Georgia, entitled Great American Resorts, Inc. and Great American Casinos, Inc. v. Charles Taylor, Deborah Lynn Cannon, Walter D. Hrab and Ridgewood Properties, Inc., Civil Action File No. 9616398-05, alleging that the Company and the other defendants are liable for breach of contract and breach of fiduciary duty stemming from a contract between Great American and one of the Company's subsidiaries. The complaint seeks damages, attorneys' fees and pre-judgment interest. It also seeks an order requiring that certain books and records be turned over to the plaintiffs. On September 27, 1996, the Company filed a timely answer generally denying the material allegations of the complaint and asserting several affirmative defenses. The Company intends to vigorously contest this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended August 31, 1996.

Item 4.5  Executive Officers of the Registrant

     The following sets forth certain information regarding the executive officers of the Company:

Name                   Age   Present Positions

N. Russell Walden       58   President and Chief Executive
                            Officer, Director

Byron T. Cooper         46   Vice President -
                            Construction and Planning

Karen S. Hughes         41   Vice President, Chief Financial
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

     Ms. Hughes has been Vice President, Chief Financial Officer and Secretary of the Company since its formation.

                          PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     Information regarding the market for the Company's common stock, the Company's dividend policy and the approximate number of holders of the common stock at October 31, 1996, is included under the caption "Market for Registrant's Common Equity and Related
Stockholder Matters" on page 1 of the 1996 Annual Report to
Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

     A summary of selected financial data for the Company for the fiscal years 1992 through 1996 is included under the caption entitled "Selected Financial Data" on page 1 of the 1996 Annual Report to
Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information regarding the Company's financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 7 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements

     Consolidated financial statements and notes thereto for the Company, which are included on pages 8 through 31 of the 1996 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

     Consolidated Balance Sheets at August 31, 1996 and 1995.

     Consolidated Statements of Loss for the years ended August 31, 1996, 1995 and 1994.

     Consolidated Statements of Shareholders' Investment for the years ended August 31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows for the years ended August 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                          PART III

Item 10.  Directors and Executive Officers of the  Registrant

     The information required by this item with respect to directors and with respect to Item 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Shareholder Meeting (the "1997 Proxy Statement"). Information concerning the Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11.  Executive Compensation

     Information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive
Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners  and
          Management

     Information regarding ownership of certain of the Company's securities is set forth under the caption entitled "Beneficial
Ownership of the Company's Securities" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's
1997 Proxy Statement and is incorporated herein by reference.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

      (a)(1) The following financial statements, together with the applicable report of independent public accountants, are set forth on pages 8 through 31 of the 1996 Annual Report to Shareholders and are incorporated by reference at Item 8 herein:

Report of Independent Accountants

Consolidated Balance Sheets at August
   31, 1996 and 1995

Consolidated Statements of Loss
   for the years ended August 31, 1996,
   1995 and 1994

Consolidated Statements of Shareholders'
   Investment for the years ended
   August 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended August 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


      (a)(2) The following financial statement schedules, together with the applicable report of independent public accountants, are filed as a part of this Report.


                                             Page Number
                                             in Form 10-K

Report of Independent Accountants
   on Schedules                                  S-1

III - Real Estate and Accumulated
      Depreciation - August 31, 1996             S-2 thru S-3

IV -  Mortgage Loans on Real Estate
      August 31, 1996                            S-4 thru S-5


All other schedules are omitted because they are not applicable or because the required information is given in the financial statements or notes thereto.

       (a)(3) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on pages E-1 through E-9 hereof. Included in those exhibits are the following
Executive Compensation Plans and Arrangements:

10(a)  Employment Agreement between N. R. Walden and CMEI,
       Inc., dated March 28, 1985.

10(c) Ridgewood Properties, Inc. Supplemental Retirement and Death Benefit Plan dated January 1, 1987 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference).

10(e) Post-Employment Consulting Agreement between N. R. Walden and Ridgewood Properties, Inc. dated September 4, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10(f) Post-Employment Consulting Agreement between Karen S. Hughes and Ridgewood Properties, Inc. dated September 4, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10(g) Post-Employment Consulting Agreement between Byron T. Cooper and Ridgewood Properties, Inc. dated September 4, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10(h)  Post-Employment Consulting Agreement between M. M.
       McCullough and Ridgewood Properties, Inc. dated
       September 4, 1991 (filed as an Exhibit to
       Registrant's Form 10-K for the fiscal year ended
       August 31, 1991 and incorporated herein by reference).

10(p) Ridgewood Properties, Inc. Stock Option Plan dated March 30, 1993 and as amended September 14, 1993 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(q) Stock Option Agreement between Byron T. Cooper and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(r) Stock Option Agreement between Luther A. Henderson and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(s) Stock Option Agreement between Karen S. Hughes and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(t) Stock Option Agreement between M. M. McCullough and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(u) Stock Option Agreement between N. R. Walden and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(v) Stock Option Agreement between Gregory T. Weigle and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(w) Stock Option Agreement between Karen S. Hughes and Ridgewood Properties, Inc. dated January 31, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(x) Stock Option Agreement between N. R. Walden and Ridgewood Properties, Inc. dated January 31, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10(bb) Ridgewood Properties, Inc. 1993 Stock Option Plan, as amended on October 26, 1994 (filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed November 8, 1994 (No. 33-86084) and incorporated herein by reference).

10(ii) Agreement and Plan of Merger between and among Ridgewood
       Properties, Inc., Ridgewood Acquisition Corp., Wesley Hotel Group, Inc., Wayne McAteer and Samuel King dated December 7, 1995 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference).

No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended August 31, 1996.



                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGEWOOD PROPERTIES, INC.



                                 By:  /s/ N. R. Walden__________
                                      N. Russell Walden,
                                      President, Chief
                                      Executive Officer
Dated:  November 22, 1996

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


                                 /s/ N. R. Walden_______________
                                 N. Russell Walden, President,
                                  Chief Executive Officer and
                                  Director


                                  /s/ Karen S. Hughes____________
                                  Karen S. Hughes,
                                  Vice President, Chief
                                  Accounting and Financial
                                  Officer and Secretary



                                  /s/ Michael M. Earley__________
                                  Michael M. Earley, Director



                                  /s/ Luther A. Henderson________
                                  Luther A. Henderson, Director


Dated:  November 22, 1996


               Report of Independent Accountants on
                   Financial Statement Schedules




October 11, 1996

To the Board of Directors
of Ridgewood Properties, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 11, 1996 appearing in the 1996 Annual Report to Shareholders of Ridgewood Properties, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                            RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES                            SCHEDULE III
                                            -------------------------------------------                            Page 1 of 2
                                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        -------------------------------------------------------
                                                           AUGUST 31, 1996
                                                           ---------------
                                                           (000'S Omitted)

                                                 Cost Capitalized        Gross Amount at Which
                              Initial Cost        Subsequent to       Carried at August 31, 1996
                               to Company          Acquisition                 (A)(B)(D)
                          ------------------  ------------------  ----------------------------------
                                    Building                                Building            Accumu-
                                      and                Carry-               and                lated    Date of
                 Encum-             Improve-  Improve-    ing               Improve-            Deprecia- Construc-  Date
Description     brances     Land     ments     ments     Costs      Land     ments     Total    tion (C)    tion   Acquired
-----------     --------    ----    --------  --------   ------     ----    --------   -----    --------  -----------------
LAND
----
  Georgia            --        78        --         1        --        78         1        79       --       --      12/75

  Texas              --     5,338        --         2        --     5,338         2     5,340       --       --      12/85
                                                                                                             --
  Florida            --       475        --        --        --       475        --       475       --       --      3/85
  Florida            --       302        --         6        --       302         6       308       --       --      5/77
  Florida            --        41        --        --        --        41        --        41       --       --      6/78
  Florida            --        80        --        --        --        80        --        80       --       --      11/79
  Florida            --     1,184        --        --        --     1,184        --     1,184       --       --      2/85

  Arizona            --       978        --       110        --       978       110     1,088       --       --      3/85

  Ohio               --     1,006        --       168        --     1,006       168     1,174       --       --      12/77
               --------- --------- --------- --------- --------- --------- --------- --------- ---------
Total Non-
  operating
  properties         --     9,482        --       287        --     9,482       287     9,769       --
               --------- --------- --------- --------- --------- --------- --------- --------- ---------

HOTEL
--------------
  Florida         2,771       439     1,921     1,050        --       439     2,404     2,843     1,460     1973     9/74
                --------  --------  --------  --------  --------  --------  --------  --------  --------
Total
  operating
  properties      2,771       439     1,921     1,050        --       439     2,404     2,843     1,460
                --------  --------  --------  --------  --------  --------  --------  --------  --------

GRAND TOTAL    $  2,771  $  9,921  $  1,921  $  1,337  $     --  $  9,921  $  2,691  $ 12,612  $  1,460
               ========= ========= ========= ========= ========= ========= ========= ========= =========


                                                      SCHEDULE III
                                                      Page 2 of 2


    (A) Except as discussed in Note 2 to the "Notes to Consolidated Financial Statements," real estate owned is carried at the lower of cost or estimated net realizable value. At August 31, 1996, the amount of the allowance for possible losses was approximately $4,700,000, which related to real estate properties.

    (B)   Reconciliation of real estate properties:

                                                 For the Year Ended
                                                   (000's omitted)
                                        8/31/96     8/31/95     8/31/94
                                        -------     -------     -------
    Balance, beginning of year          $12,934     $17,768     $39,911
    Additions during the period:
      Acquisitions                           --         830         455
      Capitalized costs                      49          81         559

    Deductions during the period:
      Real estate sold or assets
        retired (on which financing
        was provided by the Company
        in certain cases)                   371       5,745      23,157
                                        -------     -------     -------

    Balance, end of year                $12,612     $12,934     $17,768
                                        =======     =======     =======

    (C) Operating properties and any related improvements are being depreciated by the "straight line" method over the estimated useful lives of such assets, which are generally 30 years for buildings and 5 years for furniture and fixtures.

          Reconciliation of accumulated depreciation:

                                                 For the Year Ended
                                                   (000's omitted)
                                       8/31/96      8/31/95     8/31/94
                                       -------      -------     -------
    Balance, beginning of year          $1,369       $2,669      $7,239
    Additions during the period            121          326       1,006
    Depreciation associated with
       assets sold or retired              (30)      (1,626)     (5,576)
                                        ------       ------      ------
    Balance, end of year                $1,460       $1,369      $2,669
                                        ======       ======      ======


    (D) The aggregate cost for federal income tax purposes is approximately $12,711,000 at August 31, 1996.

                                           RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES                                  SCHEDULE IV
                                           ------------------------------------------                                   Page 1 of 2
                                            SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
                                            -----------------------------------------
                                                         AUGUST 31, 1996
                                                         ---------------
                                                         (000'S Omitted)
                                                         ---------------
                                                                                                                Principal Amount
                                                Periodic                            Face     Carrying   of Loan Subject
                       Interest     Final        Payment            Prior     Amount of  Amount of   to Delinquent
                         Rate     Maturity        Terms             Liens     Mortgage   Mortgage     Principal or
Description               (b)       Date           (d)               (d)         (d)        (c)         Interest
-----------            --------   --------      --------            -----     ---------  ---------  ----------------

Land
----
  First Mortgage Loan,    10%       1/97     Principal and Interest   --          5    $    5        --
    Texas                                    Payable Monthly

                                                                             TOTALS    $    5
                                                                                       ==========




                                                     SCHEDULE IV
                                                     Page 2 of 2



    NOTES:

    (a) Reconciliation of mortgage loans on real estate: (000's omitted)


          Balance, August 31, 1993                    $  783

          Principal payments received
            on mortgage loans                            (60)
          Reductions to mortgage loans -
            Amortization of discounts                      7
            Charge-off of fully
            reserved loan                               (227)
                                                      ------
          Balance, August 31, 1994                    $  503

          Payment received on sale of
            mortgage loans                              (342)
          Principal payments received
            on mortgage loans                            (36)
          Discount on loans sold, net of
            amortization of discounts                    (81)
                                                      ------
          Balance, August 31, 1995                    $   44

          Principal received on sale of
            mortgage loans                               (37)
          Principal payments received on
            mortgage loans                                (2)
                                                      ------
          Balance, August 31, 1996                         5
                                                      ======


    (b) Interest rates shown include, where applicable, amortization of discounts.

    (c) Aggregate cost for federal income tax purposes is approximately $5,000 at August 31, 1996.

    (d) Information is given in these columns only for loans which exceed three percent of the total loans.


                           EXHIBIT INDEX

Report on Form 10-K for the fiscal year ended August 31, 1996

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

10(a)       Employment Agreement between N. R.
            Walden and CMEI, Inc., dated March
            28, 1985.*

10(b)       Bill of Sale and Assumption of
            Liabilities between CMEI, Inc. and
            Ridgewood Properties, Inc. dated
            December 9, 1985.*

10(c)       Ridgewood Properties, Inc.
            Supplemental Retirement and Death
            Benefit Plan dated January 1, 1987
            (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal
            year ended August 31, 1988 and
            incorporated herein by reference).

10(d)       $15,000,000 Revolving Line of Credit
            Agreement from First American Bank of
            Georgia, N.A. to Ridgewood
            Properties, Inc. dated November 22,
            1989 (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal
            year ended August 31, 1989 and
            incorporated herein by reference).

10(e)       Post-Employment Consulting Agreement
            between N. R. Walden and Ridgewood
            Properties, Inc. dated September 4,
            1991 (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal
            year ended August 31, 1991 and
            incorporated herein by reference).

10(f)       Post-Employment Consulting Agreement
            between Karen S. Hughes and Ridgewood
            Properties, Inc. dated September 4,
            1991 (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal
            year ended August 31, 1991 and
            incorporated herein by reference).

10(g)       Post-Employment Consulting Agreement
            between Byron T. Cooper and Ridgewood
            Properties, Inc. dated September 4,
            1991 (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal
            year ended August 31, 1991 and
            incorporated herein by reference).

10(h)       Post-Employment Consulting Agreement
            between M. M. McCullough and
            Ridgewood Properties, Inc. dated
            September 4, 1991 (filed as an
            Exhibit to Registrant's Form 10-K for
            the fiscal year ended August 31, 1991
            and incorporated herein by
            reference).

10(i)       Modification of $15,000,000 Line of
            Credit Loan to Ridgewood Properties,
            Inc. from First American Bank of
            Georgia, N.A. dated March 1, 1991
            (filed as an Exhibit to Registrant's
            Form 10-Q for the quarter ended
            February 28, 1991 and incorporated
            herein by reference).

10(j)       Second Amendment to $15,000,000 Line
            of Credit Loan to Ridgewood
            Properties, Inc. from First American
            Bank of Georgia, N.A. dated May 8,
            1991 (filed as an Exhibit to
            Registrant's Form 10-Q for the
            quarter ended May 31, 1991 and
            incorporated herein by reference).

10(k)       Consolidated Amendatory Agreement
            between Ridgewood Properties, Inc.
            and First American Bank of Georgia,
            N.A. dated January 31, 1992 (filed as
            an Exhibit to Registrant's Form 10-Q
            for the quarter ended February 28,
            1992 and incorporated herein by
            reference).

10(l)       Amendment to Loan Agreement between
            Ridgewood Properties, Inc. and First
            American Bank of Georgia, N.A. dated
            March 26, 1992 (filed as an Exhibit
            to Registrant's Form 10-Q for the
            quarter ended February 28, 1992 and
            incorporated herein by reference).

10(m)       Amendment to Loan Agreement between
            Ridgewood Properties, Inc. and First
            American Bank of Georgia, N.A. dated
            April 27, 1992 (filed as an Exhibit
            to Registrant's Form 10-Q for the
            quarter ended May 31, 1992 and
            incorporated herein by reference).

10(n)       Joint Venture Agreement between
            Ridgewood Properties, Inc. and
            Eagle's Lake, Inc. dated December 17,
            1993 (filed as an Exhibit to
            Registrant's Form 10-Q for the
            quarter ended November 30, 1994, and
            incorporated herein by reference).

10(o)       Promissory Note between Ridgewood
            Properties, Inc. and Triton Group
            Ltd. dated December 6, 1993 (filed as
            an Exhibit to Registrant's Form 10-Q
            for the quarter ended November 30,
            1994, and incorporated herein by
            reference.)

10(p)       Ridgewood Properties, Inc. Stock
            Option Plan dated March 30, 1993 and
            as amended September 14, 1993 (filed
            as an Exhibit to Registrant's Form
            10-Q for the quarter ended February
            28, 1994, and incorporated herein by
            reference).

10(q)       Stock Option Agreement between Byron
            T. Cooper and Ridgewood Properties,
            Inc. dated April 1, 1993 and as
            approved on January 12, 1994 (filed
            as an Exhibit to Registrant's Form
            10-Q for the quarter ended February
            28, 1994, and incorporated herein by
            reference).

10(r)       Stock Option Agreement between Luther
            A. Henderson and Ridgewood
            Properties, Inc. dated April 1, 1993
            and as approved on January 12, 1994
            (filed as an Exhibit to Registrant's
            Form 10-Q for the quarter ended
            February 28, 1994, and incorporated
            herein by reference).

10(s)       Stock Option Agreement between Karen
            S. Hughes and Ridgewood Properties,
            Inc. dated April 1, 1993 and as
            approved on January 12, 1994 (filed
            as an Exhibit to Registrant's Form
            10-Q for the quarter ended February
            28, 1994, and incorporated herein by
            reference).

10(t)       Stock Option Agreement between M. M.
            McCullough and Ridgewood Properties,
            Inc. dated April 1, 1993 and as
            approved on January 12, 1994 (filed
            as an Exhibit to Registrant's Form
            10-Q for the quarter ended February
            28, 1994, and incorporated herein by
            reference).

10(u)       Stock Option Agreement between N. R.
            Walden and Ridgewood Properties, Inc.
            dated April 1, 1993 and as approved
            on January 12, 1994 (filed as an
            Exhibit to Registrant's Form 10-Q for
            the quarter ended February 28, 1994,
            and incorporated herein by
            reference).

10(v)       Stock Option Agreement between
            Gregory T. Weigle and Ridgewood
            Properties, Inc. dated April 1, 1993
            and as approved on January 12, 1994
            (filed as an Exhibit to Registrant's
            Form 10-Q for the quarter ended
            February 28, 1994, and incorporated
            herein by reference).

10(w)       Stock Option Agreement between Karen
            S. Hughes and Ridgewood Properties,
            Inc. dated January 31, 1994 (filed as
            an Exhibit to Registrant's Form 10-Q
            for the quarter ended February 28,
            1994, and incorporated herein by
            reference).

10(x)       Stock Option Agreement between N. R.
            Walden and Ridgewood Properties, Inc.
            dated January 31, 1994 (filed as an
            Exhibit to Registrant's Form 10-Q for
            the quarter ended February 28, 1994,
            and incorporated herein by
            reference).

10(y)       Promissory Note between Ridgewood
            Properties, Inc. and Triton Group
            Ltd. dated May 5, 1994 (filed as an
            Exhibit to Registrant's Form 10-Q for
            the quarter ended May 31, 1994, and
            incorporated herein by reference).

10(z)       Amendment to Loan Agreement between
            Ridgewood Properties, Inc. and First
            American Bank of Georgia, N.A. dated
            June 21, 1994 (filed as an Exhibit to
            Registrant's Form 10-Q for the
            quarter ended May 31, 1994, and
            incorporated herein by reference).

10(aa)      Real Estate Note executed by Sun
            Communities Operating Limited
            Partnership and payable to the order
            of Ridgewood Properties, Inc. dated
            June 16, 1994 (filed as an Exhibit to
            Registrant's Form 8-K on June 29,
            1994 and incorporated herein by
            reference).

10(bb)      Ridgewood Properties, Inc. 1993 Stock
            Option Plan, as amended on October
            26, 1994 (filed as an Exhibit to
            Registrant's Registration Statement
            on Form S-8 filed on November 8, 1994
            (No. 33-86084) and incorporated
            herein by reference).

10(cc)      Amended and Restated Basic Agreement
            between RW Hotel Investment Partners,
            L.P. and Ridgewood Hotels, Inc. dated
            August 14, 1995 (filed as an Exhibit
            to Registrant's Form 10-K for the
            fiscal year ended August 31, 1995,
            and incorporated herein by
            reference).

10(dd)      Amended and Restated Limited
            Partnership Agreement of RW Hotel
            Partners, L.P. dated September 8,
            1995 (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal
            year ended August 31, 1995, and
            incorporated herein by reference).

10(ee)      Management Agreement (Holiday Inn
            Hurstbourne) between RW Hotel
            Partners, L.P. and Ridgewood
            Properties, Inc. dated August 16,
            1995 (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal
            year ended August 31, 1995, and
            incorporated herein by reference).

10(ff)      Mortgage, Assignment of Leases and
            Rents and Security Agreement Between
            Bloomfield Acceptance Company, L.L.C.
            and Ridgewood Orlando, Inc. dated
            June 30, 1995 (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal
            year ended August 31, 1995, and
            incorporated herein by reference).

10(gg)      Security Agreement between Ridgewood
            Orlando, Inc. and Bloomfield
            Acceptance Company, L.L.C. dated June
            30, 1995 (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal
            year ended August 31, 1995, and
            incorporated herein by reference).

10(hh)      Mortgage Note between Bloomfield
            Acceptance Company and Ridgewood
            Orlando, Inc. dated June 30, 1995
            (filed as an Exhibit to Registrant's
            Form 10-K for the fiscal year ended
            August 31, 1995, and incorporated
            herein by reference).

10(ii)     Agreement and Plan of Merger between
           and among Ridgewood Properties, Inc.,
           Ridgewood Acquisition Corp., Wesley
           Hotel Group, Inc., Wayne McAteer and
           Samuel King dated December 7, 1995
           (filed as an Exhibit to Registrant's
           Form 10-Q for the quarter ended
           November 30, 1995, and incorporated
           herein by reference).

10(jj)     Shareholders' Agreement by and between
           Samuel King and Ridgewood Properties,
           Inc. dated December 1995.

13         1996 Annual Report to Shareholders.

22         Subsidiaries of Registrant.

23         Consent of Price Waterhouse LLP

27         Financial Data Schedule.

_____________________

*  Previously filed as an Exhibit to Registrant's
Registration Statement on Form 10 filed on November 19,
1985 (Securities Exchange Act File No. 0-14019), and incorporated herein by reference.