Form 10-Q
period 1996-11-30
RIDGEWOOD PROPERTIES INC
filed 1997-01-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1996
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No _____

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____   No _____

                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                    RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                    -------------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                       NOVEMBER 30, 1996 AND AUGUST 31, 1996
                       -------------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                November 30,     August 31,
               ASSETS                              1996             1996
               ------                           -----------      -----------
     Real Estate Investments:
       Real Estate Properties
         Operating Properties                  $     1,374      $     1,383
         Land Held for Sale or
           Future Development                        8,048            9,769
                                               ------------     ------------
                                                     9,422           11,152

       Mortgage Loans                                    4                5
                                               ------------     ------------
       Total real estate investments                 9,426           11,157

       Allowance for Possible Losses                (3,544)          (4,700)
                                               ------------     ------------
       Net real estate investments                   5,882            6,457

     Investment in Limited Partnership                 947              957

     Cash and Cash Equivalents                       1,167              298

     Other Assets                                    1,195            1,012
                                               ------------     ------------
                                               $     9,191      $     8,724
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                  RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                  -------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     NOVEMBER 30, 1996 AND AUGUST 31, 1996
                     -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                     November 30,   August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1996           1996
  ----------------------------------------          ------------   ------------
     Accounts Payable                               $       109    $       103
     Accrued Salaries, Bonuses and
        Other Compensation                                  793            782
     Accrued Property Tax Expense                            18            151
     Accrued Interest and Other Liabilities                 299            389
     Term Loans                                           2,848          2,858
                                                    ------------   ------------
        Total Liabilities                                 4,067          4,283
                                                    ------------   ------------
  Commitments and Contingencies

  Shareholders' Investment
    Series A Convertible Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at November 30, 1996
      and August 31, 1996, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,088,480 shares issued and
      outstanding at November 30, 1996 and
      August 31, 1996.                                       11             11
    Paid-in Surplus                                      16,157         16,202
    Accumulated Deficit since December 30, 1985         (11,494)       (12,222)
                                                    ------------   ------------
                                                          5,124          4,441
                                                    ------------   ------------
                                                    $     9,191    $     8,724
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                                  -------------------------------------------
                                        STATEMENTS OF CONSOLIDATED LOSS
                                        -------------------------------
                        FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995
                        -----------------------------------------------------------------
                                    ($000's omitted, except per share data)
                                    ---------------------------------------

                                                                 For the Three Months Ended
                                                                -----------------------------
                                                                November 30,     November 30,
                                                                    1996             1995
                                                                ------------     ------------
    REVENUES:
       Operating revenues ................................     $        636     $        520
       Revenues from hotel management ....................              254               58
       Sales of real estate properties ...................            1,945              235
       Equity in net income of partnership ...............                3               --
       Income from loans and temporary investments .......               (1)              23
                                                               -------------    -------------
                                                                      2,837              836
                                                               -------------    -------------
    COSTS AND EXPENSES:
       Operating expenses ................................              565              549
       Expenses of hotel management ......................              190               44
       Expenses of real estate sales .....................              866              180
       Depreciation and amortization .....................               62               39
       Interest expense ..................................               85               85
       General, administration and other .................              309              295
       Business development ..............................               32               40
                                                               -------------    -------------
                                                                      2,109            1,232
                                                               -------------    -------------
    NET INCOME (LOSS) .....................................    $        728     $       (396)
                                                               =============    =============
    EARNINGS (LOSS) PER COMMON AND
      COMMON EQUIVALENT SHARE .............................    $       0.52     $      (0.46)
                                                               =============    =============

    The accompanying notes are an integral part of these consolidated financial statements.


                         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
                         -------------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995
             -----------------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                           1996            1995
                                                                      -------------     ----------
Cash flows from operating activities:
  Net income (loss) .............................................     $        728      $    (396)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Depreciation and amortization .............................               62             35
      Gain from sales of real estate property ...................           (1,079)           (55)
      Increase in other assets ..................................             (214)           (35)
      Decrease in accounts payable and
        accrued liabilities .....................................             (206)          (109)
                                                                      -------------     ----------
      Total adjustments .........................................           (1,437)          (164)
                                                                      -------------     ----------
      Net cash used by operating activities .....................             (709)          (560)

Cash flows from investing activities:
    Principal payments received on mortgage loans ...............                1             37
    Proceeds from sales of real estate ..........................            1,644            275
    Additions to real estate properties .........................              (22)           (14)
    Investment in limited partnership ...........................               10             --
                                                                      -------------     ----------
      Net cash received from investing activities ...............            1,633            298

Cash flows from financing activities:
    Repayments of notes payable .................................              (10)            (6)
    Payment of dividends on preferred stock .....................              (45)           (45)
                                                                      -------------     ----------
      Net cash used by financing activities .....................              (55)           (51)
                                                                      -------------     ----------
Net increase (decrease) in cash and cash equivalents ............     $        869      $    (313)

Cash and cash equivalents at beginning of period ................              298          1,880
                                                                      -------------     ----------
Cash and cash equivalents at end of period ......................     $      1,167      $   1,567
                                                                      =============     ==========
The accompanying notes are an integral part of these consolidated financial statements.


Supplemental disclosure of noncash activity:
                                                                           1996            1995
    Decrease in allowance for possible losses                              ----            ----
      due to sale of parcel of land ............................      $  1,156,000      $      --
                                                                      =============     ==========


         RIDGEWOOD PROPERTIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            NOVEMBER 30, 1996 AND NOVEMBER 30, 1995
                         (Unaudited)


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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1996. The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1997.

           The Company has net operating loss carryforwards for both book and tax purposes which may be used to offset future taxable income. In September 1993, the Company adopted SFAS 109. The adoption of SFAS 109 did not have a material effect on the Company's consolidated financial position or results of operations.

           For the purpose of the Statement of Cash Flows, cash includes cash equivalents which are highly liquid investments with maturity of three months or less.

          Certain prior year amounts have been reclassified to conform with the current presentation.

3.  ALLOWANCE FOR POSSIBLE LOSSES:

          The allowance for possible losses decreased by $1,156,000 during the three months ended November 30, 1996 due to the sale of a portion of the land in Dallas, Texas, for which a reserve had previously been established.

4.  INCOME TAXES:

          The Company's income tax provision for the three months ended November 30, 1996 and November 30, 1995 is as follows:

                                             1996      1995

          Income tax provision           292,000      --
          Utilization of net operating
             loss carryforwards         (292,000)     --
                                          --------     ----
          Net income tax provision          --        --
                                          ========     ====


5.  SHAREHOLDERS' INVESTMENT:

Income (Loss) Per Common and Common Equivalent Share --

          The calculation of earnings per common and common equivalent share includes certain stock options (see options granted below to the President and Chief Financial Officer).
A value of $1.13 per share was used in the calculations, which was calculated on the average of the bid and ask prices of the common stock during the three months ended November 30, 1996. The bid and ask prices were used due to the absence of an established public trading market in the stock.

           The loss per common share is calculated based upon the weighted average number of shares outstanding of approximately 1,088,000 for the three months ended November
30, 1995.

          Dividends paid on preferred stock were $45,000   for
the three months ended November 30, 1996 and 1995.   These
dividends were deducted from the net income and added to the loss for purposes of computing the income (loss) per common share.

Stock Option Plan --

          On March 30, 1993, the Company granted options to purchase 378,000 shares of common stock at a price of $1.83 per share to its key employees and one director under the Ridgewood Properties, Inc. Stock Option Plan (the "Plan"). The options vested over a four year period in 25% increments. All options expire ten years from the date of grant, unless earlier on account of death, disability, termination of employment, or for other reasons outlined in the Plan. As of November 30, 1996, all of the options are exercisable.

          On January 28, 1994, the Company granted options to purchase 375,000 and 75,000 shares of common stock at a price of $1.00 per share to its President and Chief Financial Officer, respectively, under the Plan. The options are exercisable immediately and expire on January 31, 1997.

6.  NOTES PAYABLE:

          In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of November 30, 1996, there was approximately $110,000 of escrowed funds related to this loan agreement. Also, commitment fees and loan costs of approximately $159,000 are being amortized over 20 years. The balance of this loan as of November 30, 1996 was approximately $2,764,000.

          In December 1995 and in conjunction with the acquisition of a hotel management company, the Company assumed three promissory notes dated September 22, 1994 and payable to three different Georgia corporations. The total combined outstanding principal was approximately $106,000. All three notes are for a term of five years at a rate of 6.83%. Combined principal and interest payments are approximately $2,667 per month through October 1, 1999. The combined balance of these loans at November 30, 1996 was approximately $84,000.

          Maturities of long-term debt during the Company's next five fiscal years are as follows: 1998 - $59,000; 1999 -
$65,000; 2000 - $43,000; 2001 - $42,000; thereafter -
$2,594,000.

7.  INVESTMENT IN LIMITED PARTNERSHIP:

          On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Hotels, Inc., a Georgia corporation ("Ridgewood Hotels") which became the sole general partner in the Partnership with RW Hotel Investments Associates, L.L.C. ("Investor") as the limited partner. Ridgewood Hotels has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The partnership consists of six hotel properties at November 30, 1996. The terms of this partnership will serve as a guideline for other potential acquisitions with this or other investors.

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

          - Second, to Ridgewood Hotels until the aggregate amount received by Ridgewood Hotels equals the aggregate cash contributions made by Ridgewood Hotels to the Partnership (as of November 30, 1996, Ridgewood Hotels contributed approximately $748,000).

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

          The Company currently has approximately $748,000 invested in the Partnership. Also, at November 30, 1996, the Company recorded approximately $212,000 equity in the income of the Partnership, bringing the total investment in the limited Partnership to approximately $947,000. The equity method of accounting is used for accounting for the investment in the Partnership. Also, the investment of $947,000 is after the elimination of intercompany transactions. The Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

8.  SUBSEQUENT EVENT:

          On December 16, 1996, 75,000 warrants were issued to Hugh Jones, a hotel acquisitions consultant for the Company. Each warrant represents the right to purchase from the Company one share of common stock at the exercise price of $3.50 per share. The warrants may be exercised at any time within five years from the date of issuance.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996
        COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1995


LIQUIDITY AND CAPITAL RESOURCES --

          In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of November 30, 1996, there was approximately $110,000 of escrowed funds related to this loan agreement.

          During the first three months of fiscal year 1997, the Company sold land in Florida and Texas for net proceeds of approximately $1,220,000 and $432,000, respectively.

          The Company signed a contract for the sale of a parcel of land in Longwood, Florida for net proceeds of approximately $300,000. The Company also signed a contract for the sale of its land in Maitland, Florida for net proceeds of approximately $1,300,000. The above sales are scheduled to close in January and February, 1997, respectively, but both of the contracts have several contingencies which allow the buyers to withdraw at any time.

          On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Hotels, Inc., a Georgia corporation ("Ridgewood Hotels") which became the sole general partner in the Partnership with RW Hotel Investments Associates, L.L.C. ("Investor") as the limited partner. Ridgewood Hotels has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The partnership consists of six hotel properties at November 30, 1996. The terms of this partnership will serve as a guideline for other potential acquisitions with the Investor or other investors.

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

          - Second, to Ridgewood Hotels until the aggregate amount received by Ridgewood Hotels equals the aggregate cash contributions made by Ridgewood Hotels to the Partnership (as of November 30, 1996, Ridgewood Hotels had contributed approximately $748,000).

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

          The Company currently has approximately $748,000 invested in the Partnership. Also, at November 30, 1996, the Company recorded approximately $212,000 equity in the income of the Partnership, bringing the total investment in the limited Partnership to approximately $947,000. The Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

          Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell real estate, seek alternative financing or otherwise recapitalize the Company. The Company also intends to aggressively pursue the acquisition of hotels and hotel management contracts which would provide additional cash flow.

RESULTS OF OPERATIONS --

          The Company had gains from real estate sales of approximately $1,079,000 for the three months ended November 30, 1996. During the three months ended November 30, 1995, the Company had gains from real estate sales of approximately $55,000. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

          Operating revenues from real estate properties increased approximately $116,000, or 22%, for the three months ended November 30, 1996, compared to the three months ended November 30, 1995 due to increased revenues at the Company's hotel in Longwood, Florida.

          Revenues from hotel management increased approximately $196,000, or 338%, for the three months ended November 30, 1996 compared to the three months ended November 30, 1995 due to the acquisition of hotels and a hotel management company. In turn, expenses of hotel management increased approximately $146,000, or 332%, for the three months ended November 30, 1996 compared to the three months ended November 30, 1995.

          Operating expenses during the three months ended
November 30, 1996 increased $16,000, or 3%, compared to the three months ended November 30, 1995 due to increased business at the Company's hotel in Florida.

          General, administration and other expenses increased approximately $14,000, or 5%, for the three months ended November 30, 1996 compared to the three months ended November 30, 1995 as a result of slightly increased overhead due to an expanding business entity.

          Business development expenses decreased
approximately $8,000, or 20%, for the three months ended November 30, 1996 compared to the three months ended November 30, 1995 due to fewer overall expenses compared to the prior year. However, the Company is continuing its aggressive movement into the business of acquiring, developing, operating and selling hotel properties throughout the country.

                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         A.  Exhibits:

            10  Warrants to Purchase Shares of Common
                Stock of Ridgewood Properties, Inc.
                issued to Hugh Jones on December 16,
                1996

            27  Financial Data Schedule


         B.  Reports on Form 8-K:

            No exhibits or reports on Form 8-K were filed during the three months ended November 30, 1996.



                          SIGNATURES


           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIDGEWOOD PROPERTIES, INC.



                               By: __________________________
                                   N. Russell Walden
                                   President



                              By: __________________________
                                  Karen S. Hughes
                                  Vice President,
                                  Chief Accounting Officer



Date:  January 14, 1997