Form 10-Q
period 1997-02-28
RIDGEWOOD PROPERTIES INC
filed 1997-04-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1997
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-14019

                    Ridgewood Hotels, Inc.
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

                     Ridgewood Properties, Inc.
       ----------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

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



                          PART I.  FINANCIAL INFORMATION
                          ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                       FEBRUARY 28, 1997 AND AUGUST 31, 1996
                       -------------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                February 28,     August 31,
               ASSETS                              1997             1996
               ------                           -----------      -----------
     Real Estate Investments:
       Real Estate Properties
         Operating Properties                  $     1,351      $     1,383
         Land Held for Sale or
           Future Development                        8,044            9,769
                                               ------------     ------------
                                                     9,395           11,152

       Mortgage Loans                                    4                5
                                               ------------     ------------
       Total real estate investments                 9,399           11,157

       Allowance for Possible Losses                (3,544)          (4,700)
                                               ------------     ------------
       Net real estate investments                   5,855            6,457

     Investment in Limited Partnership                 881              957

     Cash and Cash Equivalents                         690              298

     Deposits on Future Hotel Acquisitions             700               --

     Other Assets                                    1,736            1,012
                                               ------------     ------------
                                               $     9,862      $     8,724
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     FEBRUARY 28, 1997 AND AUGUST 31, 1996
                     -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                     February 28,   August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1997           1996
  ----------------------------------------          ------------   ------------
     Accounts Payable                               $       102    $       103
     Accrued Salaries, Bonuses and
        Other Compensation                                  823            782
     Accrued Property Tax Expense                            48            151
     Accrued Interest and Other Liabilities                 415            389
     Term Loans                                           2,835          2,858
                                                    ------------   ------------
        Total Liabilities                                 4,223          4,283
                                                    ------------   ------------
  Commitments and Contingencies

  Shareholders' Investment
    Series A Convertible Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at February 28, 1997
      and August 31, 1996, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,538,480 and 1,088,480 shares
      issued and outstanding at February 28, 1997 and
      August 31, 1996, respectively.                         15             11
    Paid-in Surplus                                      16,513         16,202
    Accumulated Deficit since December 30, 1985         (11,339)       (12,222)
                                                    ------------   ------------
                                                          5,639          4,441
                                                    ------------   ------------
                                                    $     9,862    $     8,724
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                                    -----------------------------------------
                                    STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                    ---------------------------------------
                    FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    --------------------------------------------------------------------------
                                    ($000's omitted, except per share data)
                                    ---------------------------------------

                                                                 For the Three Months Ended         For the Six Months Ended
                                                                ----------------------------- -----------------------------
                                                                February 28,     February 29,     February 28,     February 29,
                                                                    1997             1996             1997             1996
                                                                ------------     ------------     ------------     ------------
    REVENUES:
       Operating revenues ................................     $        857     $        730     $      1,493     $ 1,250
       Revenues from hotel management ....................              243              173              498 232
       Sales of real estate properties ...................               66              184            2,011 419
       Equity in net loss of partnership .................              (55)              --              (52) --
       Income from loans and temporary investments .......               11               13               11 36
       Consulting fee ....................................              398               --              398 --
                                                               -------------    -------------    ------------- -------------
                                                                      1,520            1,100            4,359 1,937
                                                               -------------    -------------    ------------- -------------
    COSTS AND EXPENSES:
       Operating expenses ................................              596              564            1,161 1,113
       Expenses of hotel management ......................              196              216              386 260
       Expenses of real estate sales .....................               13              110              880 290
       Depreciation and amortization .....................               64               39              127 78
       Interest expense ..................................               86               85              171 169
       General, administration and other .................              372              376              681 671
       Business development ..............................               38               43               70 83
                                                               -------------    -------------    ------------- -------------
                                                                      1,365            1,433            3,476 2,664
                                                               -------------    -------------    ------------- -------------
    NET INCOME (LOSS) .....................................    $        155     $       (333)    $        883     $ (727)
                                                               =============    =============    ============= =============
    EARNINGS (LOSS) PER COMMON AND
      COMMON EQUIVALENT SHARE .............................    $       0.05     $      (0.35)    $       0.65     $ (0.80)
                                                               =============    =============    ============= =============

    The accompanying notes are an integral part of these consolidated financial statements.

                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
             FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
             ---------------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                           1997              1996
                                                                      -------------     -------------
Cash flows from operating activities:
  Net income (loss) .............................................     $        883      $       (727)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Depreciation and amortization .............................              127                82
      Gain from sales of real estate property ...................           (1,131)             (129)
      Increase in other assets ..................................             (439)             (319)
      Decrease in accounts payable and
        accrued liabilities .....................................              (37)              (48)
                                                                      -------------     -------------
      Total adjustments .........................................           (1,480)             (414)
                                                                      -------------     -------------
      Net cash used by operating activities .....................             (597)           (1,141)

Cash flows from investing activities:
    Principal payments received on mortgage loans ...............                1                38
    Proceeds from sales of real estate ..........................            1,701               444
    Additions to real estate properties .........................              (31)             (138)
    Investment in limited partnership ...........................               76              (539)
    Deposits on future hotel acquisitions .......................             (700)            --
                                                                      -------------     -------------
      Net cash received (used) from investing activities ........            1,047              (195)

Cash flows from financing activities:
    Repayments of notes payable .................................              (23)              (18)
    Payment of dividends on preferred stock .....................             (135)              (90)
    Issuance of common stock ....................................              100             --
                                                                      -------------     -------------
      Net cash used by financing activities .....................              (58)             (108)
                                                                      -------------     -------------
Net increase (decrease) in cash and cash equivalents ............     $        392      $     (1,444)

Cash and cash equivalents at beginning of period ................              298             1,880
                                                                      -------------     -------------
Cash and cash equivalents at end of period ......................     $        690      $        436
                                                                      =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
             FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
             ---------------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                           1997            1996
                                                                      -------------     ----------
                                                                      <C

Supplemental disclosure of cash flow information and non-cash activity:

   Issuance of 125,000 shares of common stock at $.01 par value
     in conjunction with purchase of hotel management company ...     $         --      $   1,250
   Assumption of notes payable in conjunction with
     purchase of hotel management company .......................     $         --      $ 106,000
    Decrease in allowance for possible losses
      due to sale of parcel of land .............................     $  1,156,000             --
   During the second quarter of fiscal year 1997, the
     Company's President and Chief Financial Officer exercised
     their stock options for 450,000 shares of the Company's
     common stock.  In conjunction with the exercise, promissory notes and cash were received by the Company and common stock issued as follows:
       Cash received from Company's President ...................     $    100,000             --
       Promissory notes received from President
         and Chief Financial Officer ............................     $    350,000             --
       Issuance of 450,000 shares of common stock
         at $.01 par value ......................................     $      4,500             --

                  RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                (Unaudited)


1.  GENERAL:

           Ridgewood Hotels, Inc. (the "Company") is primarily engaged in the business of acquiring, developing, operating and selling real estate property in the Southeast and "Sunbelt" areas. Additionally, the Company, through its investment in a limited partnership, is engaged in acquiring and managing hotel properties in the Southeast, as well as managing other hotels throughout the country. The Company also owns and operates a hotel in Longwood, Florida. All of the Company's other properties are land properties held for sale, and no additional development is currently anticipated for the land. The Company was incorporated under the laws of the State of Delaware on October 29, 1985. In January 1997, the Company changed its name from Ridgewood Properties, Inc. to Ridgewood Hotels, Inc. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

           The Company's common stock is currently listed in the broker-dealer "Pink Sheets" and trades in the over-the-counter market. Of the Company's issued and outstanding shares of common stock, 51% of the common stock is owned by the Company's President, N. Russell Walden. All of the Company's issued and outstanding shares of preferred stock are owned by Triton Group, Ltd.

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1996. The results of operations for the six months ended February 28, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1997.

           The Company has net operating loss carryforwards for both book and tax purposes which may be used to offset future taxable income. In September 1993, the Company adopted SFAS 109. The adoption of SFAS 109 did not have a material effect on the Company's consolidated financial position or results of operations.

     The Company accounts for its investment in the limited partnership under the Equity Method of Accounting after the elimination of all intercompany transactions, including management fees.

           For the purpose of the Statement of Cash Flows, cash includes cash equivalents which are highly liquid investments with maturity of three months or less.

     Certain prior year amounts have been reclassified to conform with the current presentation.

3.  ALLOWANCE FOR POSSIBLE LOSSES:

     The allowance for possible losses decreased by $1,156,000 during the six months ended February 28, 1997 due to the sale of a portion of the land in Dallas, Texas, for which a reserve had previously been established.

4.  DEPOSITS ON FUTURE HOTEL ACQUISITIONS:

     As of February 28, 1997, the Company has paid $700,000 of cash as deposits on the purchase of four hotels. Of this amount, $550,000 pertains to non-refundable deposits on the purchase of a hotel and the underlying land in Atlanta, Georgia. Subsequent to February 28, 1997, the Company paid an additional $125,000 of non-refundable deposits on this hotel as well as a $100,000 good faith deposit to a potential lender for financing of the hotel. The Company must purchase the hotel by April 30, 1997 in order not to forfeit the total deposits of $775,000.

5.  INCOME TAXES:

     The Company's income tax provision for the three and six months ended February 28, 1997 and February 29, 1996 is as follows:

                          For the Three            For the Six
                          Months Ended             Months Ended
                          -------------            ------------
                       Feb. 28,     Feb. 29,     Feb. 28,    Feb. 29,
                         1997         1996         1997        1996
                       --------     --------     --------    --------
Income tax provision   $ 62,000         --       $353,000        --
Utilization of net
   operating loss
   carryforwards        (62,000)        --       (353,000)       --
                       --------     --------     --------    --------
Net income tax provision   --           --           --          --
                       ========     ========     ========    ========


6.  SHAREHOLDERS' INVESTMENT:

Gain (Loss) Per Common Share --

           Gain (loss) per common share is calculated based upon the weighted average number of shares outstanding of approximately 1,228,000 and 1,158,000 for the three and six months ended February 28, 1997, respectively, and 1,079,000 and 1,021,000 for the three and six months ended February 29, 1996, respectively. Dividends paid on preferred stock were $45,000 and $135,000, respectively, for the three and six months ended February 28, 1997; and $45,000 and $90,000, respectively, for the three and six months ended February 29, 1996. These dividends were deducted from the net income (and added to the net loss) for purposes of computing the earnings (loss) per common share.

Stock Option Plan --

           On March 30, 1993, the Company granted options to purchase 378,000 shares of common stock at a price of $1.83 per share to its key employees and one director under the Ridgewood Properties, Inc. Stock Option Plan (the "Plan"). The options vested over a four year period in 25% increments. All options expire ten years from the date of grant, unless earlier on account of death, disability, termination of employment, or for other reasons outlined in the Plan. As of February 28, 1997, all of the options are exercisable.

           On January 28, 1994, the Company granted options to purchase 375,000 and 75,000 shares of common stock at a price of $1.00 per share to its President and Chief Financial Officer, respectively, under the Plan. On January 31, 1997, all of the options were exercised. In conjunction with the exercise, promissory notes totalling $350,000 and $100,000 cash was received in exchange for the Company's common stock. Subsequent to February 28, 1997, the President paid off his promissory note in the amount of $275,000. The $75,000 promissory note due from the Chief Financial Officer is payable in full on January 31, 1998 and accrues interest at a rate per annum of 8.25%.

Warrants --

           On December 16, 1996, 75,000 warrants were issued to Hugh Jones, a hotel acquisitions consultant for the Company. Each warrant represents the right to purchase from the Company one share of common stock at the exercise price of $3.50 per share. The warrants may be exercised at any time within five years from the date of issuance.



       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997
              COMPARED TO THE THREE AND SIX MONTHS ENDED
                           FEBRUARY 29, 1996


LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of February 28, 1997, there was approximately $159,000 of escrowed funds related to this loan agreement.

           During the first six months of fiscal year 1997, the Company sold land in Florida, Texas and Georgia for net proceeds of approximately $1,220,000, $432,000 and $57,000, respectively.

           The Company signed a contract for the sale of its land in Maitland, Florida for net proceeds of approximately $1,300,000. The sale is scheduled to close in April 1997, but the contract has several contingencies which allow the buyer to withdraw at any time.

           In January 1997, the Company's President and Chief
Financial Officer exercised their stock options for 450,000 shares of the Company's common stock. In conjunction with the exercise, $350,000 of promissory notes and $100,000 cash was received in exchange for the Company's common stock. Subsequent to February 28, 1997, the President paid off his promissory note in the amount of $275,000.

           As of February 28, 1997, the Company has paid $700,000 of cash as deposits on the purchase of four hotels. Of this amount, $550,000 pertains to non-refundable deposits on the purchase of a hotel in Atlanta, Georgia. Subsequent to February 28, 1997, the Company paid an additional $125,000 of non-refundable deposits on this hotel as well as a $100,000 good faith deposit to a potential lender for financing of the hotel. The Company must purchase the hotel by April 30, 1997 in order not to forfeit the total deposits of $775,000.

           On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Georgia, Inc. (formerly Ridgewood Hotels, Inc.), a Georgia corporation ("Ridgewood Georgia") which became the sole general partner in the Partnership with RW Hotel Investments Associates, L.L.C. ("Investor") as the limited partner. Ridgewood Georgia has a 1% base distribution percentage versus 99% for the Investor.
However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The partnership consists of six hotel properties at February 28, 1997. The terms of this partnership will serve as a guideline for other potential acquisitions with the Investor or other investors.

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

           - Second, to Ridgewood Georgia until the aggregate amount received by Ridgewood Georgia equals the aggregate cash contributions made by Ridgewood Georgia to the Partnership (as of February 28, 1997, Ridgewood Georgia had contributed approximately $748,000).

           - Third, 12% to Ridgewood Georgia and 88% to the Investor until there has been distributed to the Investor an amount equal to a 25% cumulative internal rate of return on Investor's investment.

           - Fourth, 75% of the residual to the Investor and 25% to Ridgewood Georgia.

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

           The Company currently has approximately $748,000 invested in the Partnership. Also, at February 28, 1997, the Company recorded approximately $157,000 equity in the income of the Partnership, bringing the total investment in the limited Partnership to approximately $881,000. The Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

           Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell real estate, seek alternative financing or otherwise recapitalize the Company. The Company also intends to aggressively pursue the acquisition of hotels and hotel management contracts which would provide additional cash flow.

RESULTS OF OPERATIONS --

           The Company had gains from real estate sales of approximately $53,000 and $1,131,000 for the three and six months ended February 28, 1997. During the three and six months ended February 29, 1996, the Company had gains from real estate sales of approximately $74,000 and $129,000. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

           Operating revenues increased approximately $127,000, or 17%, and $243,000, or 19%, for the three and six months ended
February 28, 1997, respectively, compared to the three and six months ended February 29, 1996 due to increased revenues at the Company's hotel in Longwood, Florida.

           Revenues from hotel management increased approximately $70,000, or 40%, and $266,000, or 115%, for the three and six months ended February 28, 1997, respectively, compared to the three and six months ended February 29, 1996. The increase is due to the acquisition of hotels and a hotel management company. In turn, expenses of hotel management increased approximately $126,000, or 48%, for the six months ended February 28, 1997 compared to the six months ended February 29, 1996. Expenses of hotel management decreased by approximately $20,000, or 9%, for the three months ended February 28, 1997 compared to February 29, 1996 due to less hotel management staff than in the prior year's quarter ending February 29, 1996.

           Due to the Company's investment in a limited partnership during fiscal year 1996, the Company recognized equity in the loss of the partnership of approximately $55,000 and $52,000 for the three and six months ended February 28, 1997, respectively.

           The Company received approximately $398,000 as a consulting fee during the three and six months ended February 28, 1997. This consulting fee was earned by the Company for its involvement in the negotiations and purchase of a large



                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         A.  Exhibits:

             27  Financial Data Schedule


   B.  Reports on Form 8-K:

           One report on Form 8-K was filed on February 5, 1997 to disclose the following:

           1) The election by the Company's President and Chief Financial Officer to exercise their stock options with respect to 375,000 and 75,000 shares of common stock, respectively, at a price of $1.00 per share.

           2) The name of the corporation was changed to Ridgewood Hotels, Inc.



                         SIGNATURES


           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIDGEWOOD PROPERTIES, INC.



                              By: /s/ N. R. Walden
                                  N. Russell Walden
                                  President



                              By: /s/ Karen S. Hughes
                                  Karen S. Hughes
                                  Vice President,
                                  Chief Accounting Officer



Date:  April 14, 1997