Form 10-Q
period 1997-05-31
RIDGEWOOD PROPERTIES INC
filed 1997-07-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1997
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                         MAY 31, 1997 AND AUGUST 31, 1996
                         --------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                  May 31,        August 31,
               ASSETS                              1997             1996
               ------                           -----------      -----------
     Real Estate Investments:
       Real Estate Properties
         Operating Properties                  $     1,346      $     1,383
         Land Held for Sale or
           Future Development                        6,861            9,769
                                               ------------     ------------
                                                     8,207           11,152

       Mortgage Loans                                    3                5
                                               ------------     ------------
       Total real estate investments                 8,210           11,157

       Allowance for Possible Losses                (3,544)          (4,700)
                                               ------------     ------------
       Net real estate investments                   4,666            6,457

     Investment in Limited Partnership                 876              957

     Cash and Cash Equivalents                       1,919              298

     Other Assets                                    1,505            1,012
                                               ------------     ------------
                                               $     8,966      $     8,724
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.


                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       MAY 31, 1997 AND AUGUST 31, 1996
                       --------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                       May 31,      August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1997           1996
  ----------------------------------------          ------------   ------------
     Accounts Payable                               $       105    $       103
     Accrued Salaries, Bonuses and
        Other Compensation                                  841            782
     Accrued Property Tax Expense                            87            151
     Accrued Interest and Other Liabilities                 329            389
     Term Loans                                           2,819          2,858
                                                    ------------   ------------
        Total Liabilities                                 4,181          4,283
                                                    ------------   ------------
  Commitments and Contingencies

  Shareholders' Investment
    Series A Convertible Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at May 31, 1997
      and August 31, 1996, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,538,480 and 1,088,480 shares
      issued and outstanding at May 31, 1997 and
      August 31, 1996, respectively.                         15             11
    Paid-in Surplus                                      16,423         16,202
    Accumulated Deficit since December 30, 1985         (12,103)       (12,222)
                                                    ------------   ------------
                                                          4,785          4,441
                                                    ------------   ------------
                                                    $     8,966    $     8,724
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.


                                            RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                                            -----------------------------------------
                                            STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                            ---------------------------------------
                            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996
                            -----------------------------------------------------------------
                                            ($000's omitted, except per share data)
                                            ---------------------------------------

                                                                 For the Three Months Ended         For the Nine Months Ended
                                                                -----------------------------     -----------------------------
                                                                  May 31,          May 31,          May 31,          May 31,
                                                                    1997             1996             1997             1996
                                                                ------------     ------------     ------------     ------------
    REVENUES:
       Operating revenues ................................     $        874     $        819     $      2,367     $      2,070
       Revenues from hotel management ....................              302              230              800              461
       Sales of real estate properties ...................            1,496              399            3,508              457
       Equity in net income (loss) of partnership ........                8               --              (44)              --
       Income from loans and temporary investments .......                8                4               18               40
       Consulting fee ....................................               --               --              398               --
                                                               -------------    -------------    -------------    -------------
                                                                      2,688            1,452            7,047            3,028
                                                               -------------    -------------    -------------    -------------
    COSTS AND EXPENSES:
       Operating expenses ................................              640              650            1,801            1,763
       Expenses of hotel management ......................              190              232              576              491
       Expenses of real estate sales .....................            1,344              390            2,224              319
       Depreciation and amortization .....................               65               54              192              133
       Interest expense ..................................               86               86              257              255
       General, administration and other .................              354              339            1,034            1,010
       Business development ..............................              774               64              844              147
                                                               -------------    -------------    -------------    -------------
                                                                      3,453            1,815            6,928            4,118
                                                               -------------    -------------    -------------    -------------
    NET INCOME (LOSS) .....................................    $       (765)    $       (363)    $        119     $     (1,090)
                                                               =============    =============    =============    =============
    LOSS PER COMMON AND
      COMMON EQUIVALENT SHARE .............................    $      (0.56)    $      (0.38)    $      (0.08)    $      (1.17)
                                                               =============    =============    =============    =============

    The accompanying notes are an integral part of these consolidated financial statements.


                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
                  FOR THE NINE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996
                  -------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                           1997              1996
                                                                       -------------     -------------
Cash flows from operating activities:
  Net income (loss) .............................................     $        119      $     (1,090)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Depreciation and amortization .............................              192               133
      Gain from sales of real estate property ...................           (1,285)             (138)
      Increase in other assets ..................................             (240)             (173)
      Increase (decrease) in accounts payable and
        accrued liabilities .....................................              (63)               96
                                                                      -------------     -------------
      Total adjustments .........................................           (1,396)              (82)
                                                                      -------------     -------------
      Net cash used by operating activities .....................           (1,277)           (1,172)

Cash flows from investing activities:
    Principal payments received on mortgage loans ...............                2                39
    Proceeds from sales of real estate ..........................            3,037               481
    Additions to real estate properties .........................              (58)             (292)
    Investment in limited partnership ...........................               81              (539)
                                                                      -------------     -------------
      Net cash received (used) from investing activities ........            3,062              (311)

Cash flows from financing activities:
    Repayments of notes payable .................................              (39)              (31)
    Payment of dividends on preferred stock .....................             (225)              (90)
    Issuance of common stock ....................................              100             --
                                                                      -------------     -------------
      Net cash used by financing activities .....................             (164)             (121)
                                                                      -------------     -------------
Net increase (decrease) in cash and cash equivalents ............     $      1,621      $     (1,604)

Cash and cash equivalents at beginning of period ................              298             1,880
                                                                      -------------     -------------
Cash and cash equivalents at end of period ......................     $      1,919      $        276
                                                                      =============     =============

The accompanying notes are an integral part of these consolidated financial statements.


                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
                  FOR THE NINE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996
                  -------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------

                                                                           1997            1996
                                                                      -------------     ----------

Supplemental disclosure of cash flow information and non-cash activity:

   Issuance of 125,000 shares of common stock at $.01 par value
     in conjunction with purchase of hotel management company ...     $         --      $   1,250
   Assumption of notes payable in conjunction with
     purchase of hotel management company .......................     $         --      $ 106,000
   Decrease in allowance for possible losses
     due to sale of parcel of land .............................      $  1,156,000             --
   During the second quarter of fiscal year 1997, the
     Company's President and Chief Financial Officer exercised
     their stock options for 450,000 shares of the Company's
     common stock.  In conjunction with the exercise, a promissory note and cash were received by the Company and common stock issued as follows:
       Cash received from Company's President ...................     $    375,000             --
       Promissory note received from
         Chief Financial Officer ................................     $     75,000             --
       Issuance of 450,000 shares of common stock
         at $.01 par value ......................................     $      4,500             --



             RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND MAY 31, 1996
                         (Unaudited)


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

           The Company's common stock is currently listed in the broker-dealer "Pink Sheets" and trades in the over-the-counter market. Of the Company's issued and outstanding shares of common stock, 51% of the common stock is owned by the Company's President, N. Russell Walden. All of the Company's issued and outstanding shares of preferred stock are owned by Alarmguard Holdings, Inc. On April 15, 1997, Security Systems Holdings, Inc. merged with Triton Group, Ltd., the owner of the preferred stock. The newly combined entity was named Alarmguard Holdings, Inc.

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1996. The results of operations for the nine months ended May 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1997.

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

3.  ALLOWANCE FOR POSSIBLE LOSSES:

          The allowance for possible losses decreased by $1,156,000 during the nine months ended May 31, 1997 due to the sale of a portion of the land in Dallas, Texas, for which a reserve had previously been established.

4.  DEPOSITS ON FUTURE HOTEL ACQUISITIONS:

          During the third quarter of fiscal year 1997, the Company forfeited $675,000 of non-refundable deposits on the unsuccessful purchase of a hotel in Atlanta, Georgia. The Company is continuing to pursue alternatives that may allow it to buy the hotel.

5.  INCOME TAXES:

          The Company's income tax provision for the three and nine months ended May 31, 1997 and May 31, 1996 is as follows:

                          For the Three            For the Nine
                          Months Ended             Months Ended
                          -------------            ------------
                        May 31,      May 31,      May 31,    May 31,
                         1997         1996         1997        1996
                       --------     --------     --------    --------
Income tax provision       --           --       $ 48,000        --
Utilization of net
   operating loss
   carryforwards           --           --        (48,000)       --
                       --------     --------     --------    --------
Net income tax provision   --           --           --          --
                       ========     ========     ========    ========


6.  SHAREHOLDERS' INVESTMENT:

Gain (Loss) Per Common Share --

           Gain (loss) per common share is calculated based upon the weighted average number of shares outstanding of approximately 1,538,000 and 1,286,000 for the three and nine months ended May 31, 1997, respectively, and 1,088,000 and 1,044,000 for the three and nine months ended May 31, 1996, respectively. Dividends paid or accrued on preferred stock were $90,000 and $225,000, respectively, for the three and nine months ended May 31, 1997; and $45,000 and $135,000, respectively, for the three and nine months ended May 31, 1996. These dividends were deducted from the net income (and added to the net loss) for purposes of computing the earnings (loss) per common share.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997
              COMPARED TO THE THREE AND NINE MONTHS ENDED
                             MAY 31, 1996


LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of May 31, 1997, there was approximately $218,000 of escrowed funds related to this loan agreement.

           During the first nine months of fiscal year 1997, the Company sold land in Florida, Texas and Georgia for net proceeds of approximately $2,556,000, $432,000 and $50,000, respectively.

           The Company has signed contracts for the sale of portions of its land in Ohio and Florida, and the majority of its land in Georgia. Total net proceeds from all of the sales would be approximately $800,000. The sales are scheduled to close in August and September 1997, but the contracts have several contingencies which allow the buyers to withdraw at any time.

           In January 1997, the Company's President and Chief
Financial Officer exercised their stock options for 450,000 shares of the Company's common stock. In conjunction with the exercise, a $75,000 promissory note and $375,000 cash was received in exchange for the Company's common stock.

           During the third quarter of fiscal year 1997, the Company forfeited $675,000 of non-refundable deposits on the unsuccessful purchase of a hotel in Atlanta, Georgia. The Company is continuing to pursue alternatives that may allow it to buy the hotel. The Company also continues to look for ways to raise additional capital to pursue other hotel acquisitions.

           On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Georgia, Inc. (formerly Ridgewood Hotels, Inc.), a Georgia corporation ("Ridgewood Georgia") which became the sole general partner in the Partnership with RW Hotel Investments Associates, L.L.C. ("Investor") as the limited partner. Ridgewood Georgia has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The partnership consists of six hotel properties at May 31, 1997. The terms of this partnership will serve as a guideline for other potential acquisitions with the Investor or other investors.

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

           - Second, to Ridgewood Georgia until the aggregate amount received by Ridgewood Georgia equals the aggregate cash contributions made by Ridgewood Georgia to the Partnership (as of May 31, 1997,
Ridgewood Georgia had contributed approximately $748,000).

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

           The Company currently has approximately $748,000 invested in the Partnership. Also, at May 31, 1997, the Company recorded approximately $128,000 equity in the income of the Partnership, bringing the total investment in the limited Partnership to approximately $876,000. The Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

           Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell real estate, seek alternative financing or otherwise recapitalize the Company. The Company also intends to aggressively pursue the acquisition of hotels and hotel management contracts which would provide additional cash flow.

RESULTS OF OPERATIONS --

           The Company had gains from real estate sales of approximately $152,000 and $1,285,000 for the three and nine months ended May 31, 1997. During the three and nine months ended May 31, 1996, the Company had gains from real estate sales of approximately $9,000 and $138,000. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

           Operating revenues increased approximately $55,000, or 7%, and $297,000, or 14%, for the three and nine months ended May 31, 1997, respectively, compared to the three and nine months ended May 31, 1996 due to increased revenues at the Company's hotel in Longwood, Florida.

           Revenues from hotel management increased approximately $72,000, or 31%, and $339,000, or 74%, for the three and nine months ended May 31, 1997, respectively, compared to the three and nine months ended May 31, 1996. The increase is due to the acquisition of hotels and a hotel management company. In turn, expenses of hotel management increased approximately $85,000, or 17%, for the nine months ended May 31, 1997 compared to the nine months ended May 31, 1996. Expenses of hotel management decreased by approximately $42,000, or 18%, for the three months ended May 31, 1997 compared to May 31, 1996 due to less hotel management staff than in the prior year's quarter ending May 31, 1996.

           Due to the Company's investment in a limited partnership during fiscal year 1996, the Company recognized equity in the gain
(loss) of the partnership of approximately $8,000 and ($44,000) for the three and nine months ended May 31, 1997, respectively.

           The Company received approximately $398,000 as a consulting fee during the nine months ended May 31, 1997. This consulting fee was earned by the Company for its involvement in the negotiations and purchase of a large hotel by another hotel company.

           During the three months ended May 31, 1997, the Company forfeited $675,000 of non-refundable deposits on the unsuccessful purchase of a hotel in Atlanta, Georgia. This amount was charged to business development.

                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         A.  Exhibits:

             27  Financial Data Schedule


         B.  Reports on Form 8-K:

             No exhibits or reports on Form 8-K were filed during the three months ended May 31, 1997.

                         SIGNATURES


           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIDGEWOOD PROPERTIES, INC.



                              By: /s/ N. Russell Walden
                                  N. Russell Walden
                                  President



                              By: /s/ Karen S. Hughes
                                  Karen S. Hughes
                                  Vice President,
                                  Chief Accounting Officer



Date:  July 11, 1997