Form 10-K
period 1997-08-31
RIDGEWOOD PROPERTIES INC
filed 1997-11-24
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________ Commission file number 0-14019
                         Ridgewood Hotels, Inc.
        -------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Aggregate market value of voting stock held by non-affiliates on October 31, 1997 - $668,937; Common shares outstanding on October 31, 1997 - 1,538,480 shares
(1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1997 (the "1997 Annual Report to Shareholders") are incorporated by reference in Part II of this Report.
(2) Portions of the registrant's definitive Proxy Statement relating to the 1998 Annual Meeting (the "1998 Proxy Statement") to be filed with the Commission on or about December 1, 1997, are incorporated by reference in Part III of this Report.


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

     On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Georgia, Inc., a Georgia corporation ("Ridgewood Georgia") which became the sole general partner in the Partnership with RW Hotel Investments, L.L.C. ("Investor") as the limited partner. Ridgewood Georgia has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The partnership consists of six hotel properties at August 31, 1997. The terms of this partnership will serve as a guideline for other potential acquisitions with this or other investors.

     Income and losses are allocated to Ridgewood Georgia and the limited partner based upon the formula for allocating distributable cash as described below but subject to an annual limitation which would result in no more than 88% of partnership income or loss (as defined) being allocated to the limited partner.

     Distributable Cash is defined as the net income from the property before depreciation plus any net sale proceeds and net financing proceeds less capital costs. Distributions of distributable Cash shall be made as follows:

     - First, to the Investor until there has been distributed to the Investor an amount equal to a 15% cumulative internal rate of return on the Investor's investment.

     - Second, to Ridgewood Georgia until the aggregate amount received by Ridgewood Georgia equals the aggregate cash contributions made by Ridgewood Georgia to the Partnership (as of August 31, 1997, Ridgewood Georgia had contributed approximately $772,000).

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

     (2) 1% of the gross revenues from the hotel property as an incentive fee if distributable cash equals or exceeds 13.5% of total aggregate acquisition costs.

     A Construction Management Agreement exists between the Partnership and the Manager for the purpose of managing future improvements to the properties.

     The Company currently has approximately $772,000 invested in the Partnership. As of August 31, 1997, the Company has recorded approximately $199,000 equity in the income of the Partnership, but has recorded a provision for possible losses of approximately $199,000 as there is no indication that the Company will be able to recover the equity income in the Partnership given the provisions of the partnership agreement regarding the distribution of cash to the partners upon liquidation. In August 1995, the Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

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

     The hotel management business has become very competitive. In order to obtain management contracts, owners are frequently requiring management companies to also have ownership in the hotel. The hotel industry has become very attractive to many investors and, in turn, it has become very competitive to purchase hotels. This has also prompted the building of many new hotels in various markets. The Company believes that it is in a position to remain competitive in this industry. The Company has the ability to generate equity to contribute to the acquisitions as well as to provide the expertise to manage the acquisitions, operations and ultimate disposition of properties for both the Company and third-party owners. Currently, the Company has a letter proposal with another company to locate and assist in the acquisition of hotel properties for that company. Additionally, as hotel properties are acquired, the Company would receive management contracts to manage those properties.

      The annual average occupancy of the Company's only hotel was approximately 70% for the fiscal year 1997.

     The Company's principal office is located at 2859 Paces Ferry Road, Suite 700, Atlanta, Georgia 30339 (telephone number: (770) 434-3670). The Company employs approximately 90 persons (of which 19 are located at its principal office) at August 31, 1997.

Item 2.  Properties

      The Company does not own any real property material to conducting the administrative aspects of its business operations. Its principal office in Atlanta, Georgia is leased until June 2002 and consists of approximately 6,200 square feet. As a result of its operations, the Company is the owner of various other properties, including developed and undeveloped real estate.

     The Company's operating properties are as follows:

Name of Hotel    Location      # of Rooms  Ownership Interest

Ramada Inn (a)   Longwood, FL      192    Wholly-Owned
Holiday Inn      Louisville, KY    267    Owned by Partnership (b)
Holiday Inn      Orangeburg, SC    160    Owned by Partnership (b)
Holiday Inn      Gainesville, GA   132    Owned by Partnership (b)
Holiday Inn      Thomasville, GA   147    Owned by Partnership (b)
Holiday Inn      Suwanee, GA       120    Owned by Partnership (b)
Holiday Inn
   Express       Commerce, GA       96    Owned by Partnership (b)


(a) The hotel serves as collateral for the Company's $2,742,000 term loan with a commercial lender.

(b) The Company has a 1% ownership interest in these hotels as the general partner in a partnership.

     The Company also holds seven land parcels for sale, two of which are located in Florida, two in Georgia and one in Texas, Ohio and Arizona. For further information on such properties, see the accompanying consolidated financial statements and Schedule III, Real Estate and Accumulated Depreciation, contained elsewhere herein.

Item 3.  Legal Proceedings

      On May 2, 1995 a complaint was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled William N. Strassburger v. Michael M. Early, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Hotels, Inc., nominal defendant, C.A. No. 14267 (the "Complaint"). The plaintiff is an individual shareholder of the Company who purports to file the Complaint individually, representatively on behalf of all similarly situated shareholders, and derivatively on behalf of the Company. The Complaint challenges the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd. in five counts, denominated Waste of Corporate Assets, Breach of Duty of Loyalty to Ridgewood, Breach of Duty of Good Faith, Intentional Misconduct, and Breach of Duty of Loyalty and Good Faith to Class. On July 5, 1995, the Company filed a timely answer generally denying the material allegations of the complaint and asserting several affirmative defenses. This case is in the concluding stages of discovery. No trial date has been set, but the court has certified a class of shareholders as plaintiffs for the non-derivative claims but has not certified the suit as a class action suit. The Company intends to vigorously contest this matter.

     On August 23, 1996, Great American Resorts filed a complaint in the Superior Court of Cobb County, State of Georgia, entitled Great American Resorts, Inc. and Great American Casinos, Inc. v. Charles Taylor, Deborah Lynn Cannon, Walter D. Hrab and Ridgewood Hotels, Inc., Civil Action File No. 9616398-05, alleging that the Company and the other defendants are liable for breach of contract and breach of fiduciary duty stemming from a contract between Great American and one of the Company's subsidiaries. The complaint seeks damages, attorneys' fees and pre-judgment interest. It also seeks an order requiring that certain books and records be turned over to the plaintiffs. On September 27, 1996, the Company filed a timely answer generally denying the material allegations of the complaint and asserting several affirmative defenses. While the discovery deadline has passed, no trial date has been set, nor have the plaintiffs actively pursued the matter. The Company intends to vigorously contest this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended August 31, 1997.

Item 4.5  Executive Officers of the Registrant

     The following sets forth certain information regarding the executive officers of the Company:

Name                   Age   Present Positions

N. Russell Walden       59   President and Chief Executive
                        Officer, Director

Byron T. Cooper         47   Vice President -
                        Construction and Planning

Karen S. Hughes         42   Vice President, Chief Financial
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

     Ms. Hughes has been Vice President, Chief Financial Officer and Secretary of the Company since its formation.

                          PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     Information regarding the market for the Company's common stock, the Company's dividend policy and the approximate number of holders of the common stock at October 31, 1997, is included under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 1 of the 1997 Annual Report to Shareholders and is incorporated herein by reference. There were no sales of unregistered securities of the Company in the fourth quarter of the Company's fiscal year ended August 31, 1997.

Item 6.  Selected Financial Data

     A summary of selected financial data for the Company for the fiscal years 1993 through 1997 is included under the caption entitled "Selected Financial Data" on page 3 of the 1997 Annual Report to
Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information regarding the Company's financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 8 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements

     Consolidated financial statements and notes thereto for the Company, which are included on pages 9 through 32 of the 1997 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

     Consolidated Balance Sheets at August 31, 1997   and 1996.

     Consolidated Statements of Loss for the years ended August 31, 1997, 1996 and 1995.

     Consolidated Statements of Shareholders' Investment for the years ended August 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended August 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                          PART III

Item 10.  Directors and Executive Officers of the  Registrant

     The information required by this item with respect to directors and with respect to Item 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for its 1998 Annual
Shareholder Meeting (the "1998 Proxy Statement"). Information concerning the Company's executive officers is included in Item 4.5 in
Part I of this report.

Item 11.  Executive Compensation

     Information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive
Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners  and
          Management

     Information regarding ownership of certain of the Company's securities is set forth under the caption entitled "Beneficial
Ownership of the Company's Securities" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

      (a)(1) The following financial statements, together with the applicable report of independent public accountants, are set forth on pages 9 through 32 of the 1997 Annual Report to Shareholders and are incorporated by reference at Item 8 herein:

     Report of Independent Accountants

     Consolidated Balance Sheets at August
        31, 1997 and 1996

     Consolidated Statements of Loss
        for the years ended August 31, 1997,
        1996 and 1995

     Consolidated Statements of Shareholders'
        Investment for the years ended
        August 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended August 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements


      (a)(2) The following financial statement schedules, together with the applicable report of independent public accountants, are filed as a part of this Report.


                                             Page Number
                                             in Form 10-K

Report of Independent Accountants
   on Schedule                                   S-1

III - Real Estate and Accumulated
      Depreciation - August 31, 1997             S-2 thru S-3


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

      (b) No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended August 31, 1997.

                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGEWOOD HOTELS, INC.



                                 By:  /s/ N. R. Walden
                                      _____________________
                                      N. Russell Walden,
                                      President, Chief
                                      Executive Officer
Dated:  November 24, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


                                 /s/ N. R. Walden
                                 ____________________________
                                 N. Russell Walden, President,
                                  Chief Executive Officer and
                                  Director


                                  /s/ Karen S. Hughes
                                 ___________________________
                                  Karen S. Hughes,
                                  Vice President, Chief
                                  Accounting and Financial
                                  Officer and Secretary



                                  /s/ Michael M. Earley
                                 ____________________________
                                  Michael M. Earley, Director



                                  /s/ Luther A. Henderson
                                 _____________________________
                                  Luther A. Henderson, Director


Dated:  November 24, 1997


               Report of Independent Accountants on
                   Financial Statement Schedule




October 21, 1997

To the Board of Directors
of Ridgewood Hotels, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 21, 1997 appearing in the 1997 Annual Report to Shareholders of Ridgewood Hotels, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
Atlanta, Georgia





                                              RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES                              SCHEDULE III
                                              -----------------------------------------                            Page 1 of 2
                                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        -------------------------------------------------------
                                                           AUGUST 31, 1997
                                                           ---------------
                                                           (000'S Omitted)

                                                 Cost Capitalized        Gross Amount at Which
                              Initial Cost        Subsequent to       Carried at August 31, 1997
                               to Company          Acquisition                 (A)(B)(D)
                          ------------------  ------------------  ----------------------------------
                                    Building                                Building            Accumu-
                                      and                Carry-               and                lated    Date of
                 Encum-             Improve-  Improve-    ing               Improve-            Deprecia- Construc-  Date
Description     brances     Land     ments     ments     Costs      Land     ments     Total    tion (C)    tion   Acquired
-----------     --------    ----    --------  --------   ------     ----    --------   -----    --------  -----------------
LAND
----
  Georgia            --        78        --         1        --        74         1        75       --       --        12/75

  Texas              --     5,338        --         2        --     3,926         2     3,928       --       --        12/85
                                                                                                             --
  Florida            --       475        --        --        --       402        --       402       --       --         3/85
  Florida            --        41        --        --        --        41        --        41       --       --         6/78
  Florida            --        80        --        --        --        80        --        80       --       --        11/79

  Arizona            --       978        --       110        --       978       110     1,088       --       --         3/85

  Ohio               --     1,006        --       175        --       872       175     1,047       --       --        12/77
               --------- --------- --------- --------- --------- --------- --------- --------- ---------
Total Non-
  operating
  properties         --     7,996        --       288        --     6,373       288     6,661       --
               --------- --------- --------- --------- --------- --------- --------- --------- ---------

HOTEL
--------------
  Florida         2,742       439     1,921     1,120        --       439     2,453     2,892     1,567     1973        9/74
                --------  --------  --------  --------  --------  --------  --------  --------  --------
Total
  operating
  properties      2,742       439     1,921     1,120        --       439     2,453     2,892     1,567
                --------  --------  --------  --------  --------  --------  --------  --------  --------

GRAND TOTAL    $  2,742  $  8,435  $  1,921  $  1,408  $     --  $  6,812  $  2,741  $  9,553  $  1,567
               ========= ========= ========= ========= ========= ========= ========= ========= =========


                                                               SCHEDULE III
                                                                Page 2 of 2


    (A) Except as discussed in Note 2 to the "Notes to Consolidated Financial Statements," real estate owned is carried at the lower of cost or fair value less costs to sell. At August 31, 1997, the amount of the allowance for possible losses was approximately
$3,545,000, which related to land held for sale.

    (B)   Reconciliation of real estate properties:

                                                 For the Year Ended
                                                   (000's omitted)
                                        8/31/97    8/31/96     8/31/95
                                        -------     -------    -------

    Balance, beginning of year          $12,612     $12,934     $17,768
    Additions during the period:
      Acquisitions                           --          --         830
      Capitalized costs                      78          49          81

    Deductions during the period:
      Real estate sold or assets
        retired (on which financing
        was provided by the Company
        in certain cases)                 3,137         371       5,745
                                        -------     -------     -------

    Balance, end of year                $ 9,553     $12,612     $12,934
                                        =======     =======     =======


    (C) Operating properties and any related improvements are being depreciated by the "straight line" method over the estimated useful lives of such assets, which are generally 30 years for buildings and 5 years for furniture and fixtures.

          Reconciliation of accumulated depreciation:

                                                 For the Year Ended
                                                   (000's omitted)
                                       8/31/97      8/31/96     8/31/95
                                       -------      -------     -------
    Balance, beginning of year          $1,460       $1,369      $2,669
    Additions during the period            128          121         326
    Depreciation associated with
       assets sold or retired              (21)         (30)     (1,626)
                                        ------       ------      ------
    Balance, end of year                $1,567       $1,460      $1,369
                                        ======       ======      ======

    (D) The aggregate cost for federal income tax purposes is approximately $9,643,000 at August 31, 1997.


                           EXHIBIT INDEX

Report on Form 10-K for the fiscal year ended August 31, 1997

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

3(h)        Certificate of Amendment to
Certificate of Incorporation by
Ridgewood Hotels, Inc. (filed as an
Exhibit to Registrant's Form 8-K on
February 5, 1997, and incorporated
herein by reference).

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

4(e)        Notice of Exercise by N. Rusell
Walden dated January 31, 1997 (filed
as an Exhibit to Registrant's Form
8-K on February 5, 1997, and
incorporated herein by reference).

4(f)        Notice of Exercise by Karen S. Hughes
dated January 31, 1997 (filed as an
Exhibit to Registrant's Form 8-K on
February 5, 1997, and incorporated
herein by reference).

4(g)        Share Security Agreement between N.
Russell Walden and Ridgewood
Properties, Inc. dated January 31,
1997 (filed as an Exhibit to
Registrant's Form 8-K on February 5,
1997, and incorporated herein by
reference).

4(h)        Share Security Agreement between
Karen S. Hughes and Ridgewood
Properties, Inc. dated January 31,
1997 (filed as an Exhibit to
Registrant's Form 8-K on February 5,
1997, and incorporated herein by
reference).

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

10(d)       Post-Employment Consulting Agreement
between N. R. Walden and Ridgewood
Properties, Inc. dated September 4,
1991 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1991 and
incorporated herein by reference).

10(e)       Post-Employment Consulting Agreement
between Karen S. Hughes and Ridgewood
Properties, Inc. dated September 4,
1991 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1991 and
incorporated herein by reference).

10(f)       Post-Employment Consulting Agreement
between Byron T. Cooper and Ridgewood
Properties, Inc. dated September 4,
1991 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1991 and
incorporated herein by reference).

10(g)       Post-Employment Consulting Agreement
between M. M. McCullough and
Ridgewood Properties, Inc. dated
September 4, 1991 (filed as an
Exhibit to Registrant's Form 10-K for
the fiscal year ended August 31, 1991
and incorporated herein by
reference).

10(h)       Ridgewood Properties, Inc. Stock
Option Plan dated March 30, 1993 and
as amended September 14, 1993 (filed
as an Exhibit to Registrant's Form
10-Q for the quarter ended February
28, 1994, and incorporated herein by
reference).

10(i)       Stock Option Agreement between Byron
T. Cooper and Ridgewood Properties,
Inc. dated April 1, 1993 and as
approved on January 12, 1994 (filed
as an Exhibit to Registrant's Form
10-Q for the quarter ended February
28, 1994, and incorporated herein by
reference).

10(j)       Stock Option Agreement between Luther
A. Henderson and Ridgewood
Properties, Inc. dated April 1, 1993
and as approved on January 12, 1994
(filed as an Exhibit to Registrant's
Form 10-Q for the quarter ended
February 28, 1994, and incorporated
herein by reference).

10(k)       Stock Option Agreement between Karen
S. Hughes and Ridgewood Properties,
Inc. dated April 1, 1993 and as
approved on January 12, 1994 (filed
as an Exhibit to Registrant's Form
10-Q for the quarter ended February
28, 1994, and incorporated herein by
reference).

10(l)       Stock Option Agreement between M. M.
McCullough and Ridgewood Properties,
Inc. dated April 1, 1993 and as
approved on January 12, 1994 (filed
as an Exhibit to Registrant's Form
10-Q for the quarter ended February
28, 1994, and incorporated herein by
reference).

10(m)       Stock Option Agreement between N. R.
Walden and Ridgewood Properties, Inc.
dated April 1, 1993 and as approved
on January 12, 1994 (filed as an
Exhibit to Registrant's Form 10-Q for
the quarter ended February 28, 1994,
and incorporated herein by
reference).

10(n)       Stock Option Agreement between
Gregory T. Weigle and Ridgewood
Properties, Inc. dated April 1, 1993
and as approved on January 12, 1994
(filed as an Exhibit to Registrant's
Form 10-Q for the quarter ended
February 28, 1994, and incorporated
herein by reference).

10(o)       Stock Option Agreement between Karen
S. Hughes and Ridgewood Properties,
Inc. dated January 31, 1994 (filed as
an Exhibit to Registrant's Form 10-Q
for the quarter ended February 28,
1994, and incorporated herein by
reference).

10(p)       Stock Option Agreement between N. R.
Walden and Ridgewood Properties, Inc.
dated January 31, 1994 (filed as an
Exhibit to Registrant's Form 10-Q for
the quarter ended February 28, 1994,
and incorporated herein by
reference).

10(q)       Ridgewood Properties, Inc. 1993 Stock
Option Plan, as amended on October
26, 1994 (filed as an Exhibit to
Registrant's Registration Statement
on Form S-8 filed on November 8, 1994
(No. 33-86084) and incorporated
herein by reference).

10(r)       Amended and Restated Basic Agreement
between RW Hotel Investment Partners,
L.P. and Ridgewood Hotels, Inc. dated
August 14, 1995 (filed as an Exhibit
to Registrant's Form 10-K for the
fiscal year ended August 31, 1995,
and incorporated herein by
reference).

10(s)       Amended and Restated Limited
Partnership Agreement of RW Hotel
Partners, L.P. dated September 8,
1995 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1995, and
incorporated herein by reference).

10(t)       Management Agreement (Holiday Inn
Hurstbourne) between RW Hotel
Partners, L.P. and Ridgewood
Properties, Inc. dated August 16,
1995 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1995, and
incorporated herein by reference).

10(u)       Mortgage, Assignment of Leases and
Rents and Security Agreement Between
Bloomfield Acceptance Company, L.L.C.
and Ridgewood Orlando, Inc. dated
June 30, 1995 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1995, and
incorporated herein by reference).

10(v)       Security Agreement between Ridgewood
  Orlando, Inc. and Bloomfield
Acceptance Company, L.L.C. dated June
30, 1995 (filed as an Exhibit to
Registrant's Form 10-K for the fiscal
year ended August 31, 1995, and
incorporated herein by reference).

10(w)       Mortgage Note between Bloomfield
Acceptance Company and Ridgewood
Orlando, Inc. dated June 30, 1995
(filed as an Exhibit to Registrant's
Form 10-K for the fiscal year ended
August 31, 1995, and incorporated
herein by reference).

10(x)      Agreement and Plan of Merger between
and among Ridgewood Properties, Inc.,
Ridgewood Acquisition Corp., Wesley
Hotel Group, Inc., Wayne McAteer and
Samuel King dated December 7, 1995
(filed as an Exhibit to Registrant's
Form 10-Q for the quarter ended
November 30, 1995, and incorporated
herein by reference).

10(y)      Shareholders' Agreement by and between
Samuel King and Ridgewood Properties,
Inc. dated December 1995 (filed as an
Exhibit to Registrant's Form 10-K for
the fiscal year ended August 31, 1996,
and incorporated herein by reference).

10(z)      Warrants to Purchase Shares of Common
Stock of Ridgewood Properties, Inc.
issued to Hugh Jones on December 16,
1996 (filed as an Exhibit to
Registrant's Form 10-Q for the quarter
ended November 30, 1996, and
incorporated herein by reference).

10(aa)     Promissory Note between N. Russell
Walden and Ridgewood Properties, Inc.
dated January 31, 1997 (filed as an
Exhibit to Registrant's Form 8-K on
February 5, 1997 and incorporated
herein by reference).

10(bb)     Promissory Note between Karen S.
Hughes and Ridgewood Properties, Inc.
dated January 31, 1997 (filed as an
Exhibit to Registrant's Form 8-K on
February 5, 1997 and incorporated
herein by reference).

13         1997 Annual Report to Shareholders.

22         Subsidiaries of Registrant.

23         Consent of Price Waterhouse LLP

27         Financial Data Schedule.

_______________
*  Previously filed as an Exhibit to Registrant's
Registration Statement on Form 10 filed on November 19,
1985 (Securities Exchange Act File No. 0-14019), and incorporated herein by reference.