Form 10-Q
period 1997-11-30
RIDGEWOOD PROPERTIES INC
filed 1998-01-13
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1997
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No _____

Common stock, par value $.01 per share - 1,538,480 shares outstanding at November 30, 1997.



                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                      NOVEMBER 30, 1997 AND AUGUST 31, 1997
                      -------------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                 Nov. 30,        August 31,
               ASSETS                              1997             1997
               ------                           -----------      -----------
     Real Estate Investments:
       Real Estate Properties
         Operating Properties, net             $     1,322      $     1,325
         Land Held for Sale                           6492             6661
                                               ------------     ------------
       Total real estate investments                 7,814            7,986

       Allowance for Possible Losses                (3,544)          (3,544)
                                               ------------     ------------
       Net real estate investments                   4,270            4,442

     Investment in Limited Partnership, net            772              772

     Cash and Cash Equivalents                       1,316            1,596

     Other Assets                                    1,869            1,456
                                               ------------     ------------
                                               $     8,227      $     8,266
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                    NOVEMBER 30, 1997 AND AUGUST 31, 1997
                    -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                      Nov. 30,      August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1997           1997
  ----------------------------------------          ------------   ------------

     Accounts Payable                               $        84    $       159
     Accrued Salaries, Bonuses and
        Other Compensation                                  862            863
     Accrued Property Tax Expense                           137            118
     Accrued Interest and Other Liabilities                 236            284
     Term Loans                                           2,790          2,804
                                                    ------------   ------------
        Total Liabilities                                 4,109          4,228
                                                    ------------   ------------
  Commitments and Contingencies

  Shareholders' Investment
    Series A Convertible Cumulative Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at November 30, 1997
      and August 31, 1997, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,538,480 shares issued
      and outstanding at November 30, 1997 and
      August 31, 1997.                                       15             15
    Note receivable from officer for
      purchase of common stock                              (75)           (75)
    Paid-in Surplus                                      16,243         16,333
    Accumulated Deficit since December 30, 1985         (12,515)       (12,685)
                                                    ------------   ------------
                                                          4,118          4,038
                                                    ------------   ------------
                                                    $     8,227    $     8,266
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                                    ---------------------------------------
                                       STATEMENTS OF CONSOLIDATED INCOME
                                       ---------------------------------
                    FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
                    ------------------------------------------------------------------
                                    ($000's omitted, except per share data)
                                    ---------------------------------------

                                                                 For the Three Months Ended
                                                                -----------------------------
                                                                  Nov. 30,         Nov. 30,
                                                                    1997             1996
                                                                ------------     ------------
    REVENUES:
       Revenues from wholly-owned hotel operations .......     $        701     $        636
       Revenues from hotel management ....................              254              254
       Sales of real estate properties ...................              725            1,945
       Equity in net income of partnership ...............               --                3
       Income from loans and temporary investments .......               13               (1)
       Other .............................................                3               --
                                                               -------------    -------------
                                                                      1,696            2,837
                                                               -------------    -------------
    COSTS AND EXPENSES:
       Expenses of wholly-owned real estate properties ...              578              565
       Expenses of hotel management ......................              173              190
       Costs of real estate sold .........................              274              866
       Depreciation and amortization .....................               47               62
       Interest expense ..................................               84               85
       General, administration and other .................              330              309
       Business development ..............................               40               32
                                                               -------------    -------------
                                                                      1,526            2,109
                                                               -------------    -------------
    NET INCOME ............................................    $        170     $        728
                                                               =============    =============
    EARNINGS PER COMMON SHARE .............................    $       0.05     $       0.52
                                                               =============    =============

    The accompanying notes are an integral part of these consolidated financial statements.


                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
             ------------------------------------------------------------------
                            Decrease in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                           1997         1996
                                                                      ------------- -------------
Cash flows from operating activities:
  Net income ....................................................     $        170  $        728
  Adjustments to reconcile net income to net
    cash used by operating activities:
      Depreciation and amortization .............................               47            62
      Gain from sales of real estate property ...................             (451)       (1,079)
      Increase in other assets ..................................             (427)         (213)
      Decrease in accounts payable and
        accrued liabilities .....................................             (105)         (206)
                                                                      ------------- -------------
      Total adjustments .........................................             (936)       (1,436)
                                                                      ------------- -------------
      Net cash used by operating activities .....................             (766)         (708)

Cash flows from investing activities:
    Proceeds from sales of real estate ..........................              646         1,644
    Additions to real estate properties .........................              (56)          (22)
    Investment in limited partnership ...........................               --            10
                                                                      ------------- -------------
      Net cash received from investing activities ...............              590         1,632

Cash flows from financing activities:
    Repayments of notes payable .................................              (14)          (10)
    Payment of dividends on preferred stock .....................              (90)          (45)
                                                                      ------------- -------------
      Net cash used by financing activities .....................             (104)          (55)
                                                                      ------------- -------------
Net increase (decrease) in cash and cash equivalents ............     $       (280)         $ 869

Cash and cash equivalents at beginning of period ................            1,596            298
                                                                      ------------- -------------
Cash and cash equivalents at end of period ......................     $      1,316  $       1,167
                                                                      ============= =============

Supplemental disclosure of cash flow information and non-cash activity:

Decrease in allowance for possible losses due to
    sale of parcel of land ......................................                   $   1,156,000

                                                                                    =============

The accompanying notes are an integral part of these consolidated financial statements.


            RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
                         (Unaudited)


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

           The Company's common stock is currently listed in the National Association of Securities Dealers (NASDAQ) over-the-counter bulletin board service. Of the Company's issued and outstanding shares of common stock, 51% of the common stock is owned by the Company's President, N. Russell Walden. All of the Company's issued and outstanding shares of preferred stock are owned by Alarmguard Holdings, Inc.

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1997. The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1998.

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

3.  INCOME TAXES:

              The Company's income tax provision for the three months ended November 30, 1997 and November 30, 1996 is as follows:

                                       For the Three
                                       Months Ended
                                       -------------
                                   Nov. 30,     Nov. 30,
                                     1997         1996
                                   --------     --------
Income tax provision                 80,000      292,000
Utilization of net operating
   loss carryforwards               (80,000)    (292,000)
                                    --------     --------
Net income tax provision                  --           --
                                    ========     ========


4.  SHAREHOLDERS' INVESTMENT:

Gain Per Common Share --

           Gain per common share is calculated based upon the weighted average number of shares outstanding of approximately
1,538,000 for the three months ended November 30, 1997.

           The calculation of earnings per common and common equivalent share as of November 30, 1996 includes certain stock options. A value of $1.13 per share was used in the calculations, which was calculated on the average of the bid and ask prices of the common stock during the three months ended November 30, 1996. The bid and ask prices were used due to the absence of an established public trading market in the stock.

           Dividends paid or accrued on preferred stock were $90,000 for the three months ended November 30, 1997 and $45,000 for the three months ended November 30, 1996, respectively. These dividends were deducted from the net income for purposes of computing the earnings per common share.

5.  SUBSEQUENT EVENTS:

           Subsequent to the end of the first quarter in fiscal year 1998, the Company sold property in Ohio and Florida for net proceeds of approximately $667,000 and $149,000, respectively. The Company also purchased a 10% interest in a hotel in Houston, Texas which required a cash outlay of approximately $316,000. The total purchase price of the hotel was $12,800,000. The Company also receives a management fee for managing the hotel.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997
                  COMPARED TO THE THREE MONTHS ENDED
                           NOVEMBER 30, 1996


LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of November 30, 1997, there was approximately $342,000 of escrowed funds related to this loan agreement.

           During the first three months of fiscal year 1998, the Company sold land in Florida, Ohio and Georgia for net proceeds of approximately $156,000, $172,000 and $318,000, respectively. Subsequent to the end of the first quarter in fiscal year 1998, the Company sold property in Ohio and Florida for net proceeds of approximately $667,000 and $149,000, respectively.

           On December 31, 1997 the Company purchased a 10% interest in a hotel in Houston, Texas which required a cash outlay of approximately $316,000. The Company also receives a management fee for managing the hotel.

      On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Georgia, Inc., a wholly-owned Georgia corporation ("Ridgewood Georgia") which became the sole general partner in the Partnership with RW Hotel Investments, L.L.C. ("Investor") as the limited partner. Ridgewood Georgia has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky. The Partnership consists of six hotel properties at November 30, 1997. The terms of this partnership will serve as a guideline for other potential acquisitions with this or other investors.

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

           - Second, to Ridgewood Georgia until the aggregate amount received by Ridgewood Georgia equals the aggregate cash contributions made by Ridgewood Georgia to the Partnership (as of November 30, 1997, Ridgewood Georgia had contributed approximately $772,000).

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

      The Company currently has approximately $772,000 invested in the Partnership. As of November 30, 1997, the Company has recorded approximately $199,000 equity in the income of the Partnership, but has recorded a provision for possible losses of approximately $199,000 as there is no indication that the Company will be able to recover the equity income in the Partnership given the provisions of the partnership agreement regarding the distribution of cash to the partners upon liquidation. In August 1995, the Partnership purchased a hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. The Company may make future capital contributions to the Partnership. Management expects to fund such capital contributions through available cash or from loans from the Partnership. Additionally, the Company may invest in other partnerships to acquire hotels in the future.

      Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell real estate, seek alternative financing or otherwise recapitalize the Company. Including the sale of land in Ohio and Florida subsequent to November 30, 1997 of approximately $816,000 and the cash outlay of approximately $316,000 for the hotel in Houston, Texas, there is available cash of approximately $1.6 million. This available cash will be used to fund operating losses until new sources of income can be generated. The Company also intends to aggressively pursue the acquisition of hotels and hotel management contracts through similar partnerships as described above which would provide additional cash flow. Currently, the Company has a letter proposal with another company to locate and assist in the acquisition of hotel properties for that company. Additionally, as hotel properties are acquired, the Company would receive management contracts to manage those properties. However, given increased competition in the hotel acquisition market, acquisitions of economically viable properties are more difficult to identify and purchase.

      The Company owns one hotel, has 1% ownership interest in six other hotels and 10% ownership in another which it also manages and currently has four other hotels which it manages but has no ownership. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisors, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

RESULTS OF OPERATIONS --

           The Company had gains from real estate sales of approximately $451,000 for the three months ended November 30, 1997. During the three months ended November 30, 1996, the Company had gains from real estate sales of approximately $1,079,000. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

           Operating revenues increased approximately $65,000, or 10% for the three months ended November 30, 1997 compared to the three months ended November 30, 1996 due to increased revenues at the Company's hotel in Longwood, Florida. Both occupancy and the average daily rate have increased at the hotel, thus increasing revenues.

           Expenses of hotel management decreased by approximately $17,000, or 9%, for the three months ended November 30, 1997 compared to November 30, 1996 due to less hotel management staff than in the prior year's quarter ending November 30, 1996.

           Operating expenses during the three months ended November 30, 1997 increased $13,000, or 2%, compared to the three months ended November 30, 1996 due to increased business at the Company's hotel in Florida.

           General, administrative and other expenses increased approximately $21,000, or 7%, for the three months ended November 30, 1997 compared to the three months ended November 30, 1996 as a result of overall slightly increased overhead.

                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         A.  Exhibits:

             27  Financial Data Schedule


         B.  Reports on Form 8-K:

             No exhibits or reports on Form 8-K were filed during the three months ended November 30, 1997.

                         SIGNATURES


           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIDGEWOOD HOTELS, INC.



                              By: /s/ N. R. Walden
                                  N. Russell Walden
                                  President



                              By: /s/ Karen S. Hughes
                                  Karen S. Hughes
                                  Vice President,
                                  Chief Accounting Officer



Date:  January 13, 1998