Form 10-Q
period 1998-02-28
RIDGEWOOD PROPERTIES INC
filed 1998-04-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1998
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No _____

Common stock, par value $.01 per share - 1,538,480 shares outstanding at February 28, 1998.



                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                      FEBRUARY 28, 1998 AND AUGUST 31, 1997
                      -------------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------

                                                (Unaudited)
                                                 Feb. 28,        August 31,
               ASSETS                              1998             1997
               ------                           -----------      -----------
     Real Estate Investments:
       Real Estate Properties
         Operating Properties, net             $     1,307      $     1,325
         Land Held for Sale                          5,958            6,661
                                               ------------     ------------
       Total real estate investments                 7,265            7,986

       Allowance for Possible Losses                (3,544)          (3,544)
                                               ------------     ------------
       Net real estate investments                   3,721            4,442

     Investment in Hotel Joint Ventures              1,088              772

     Cash and Cash Equivalents                       1,858            1,596

     Other Assets                                    1,451            1,456
                                               ------------     ------------
                                               $     8,118      $     8,266
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.


                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                    FEBRUARY 28, 1998 AND AUGUST 31, 1997
                    -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                      Feb. 28,      August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1998           1997
  ----------------------------------------          ------------   ------------
     Accounts Payable                               $       143    $       159
     Accrued Salaries, Bonuses and
        Other Compensation                                  883            863
     Accrued Property Tax Expense                            49            118
     Accrued Interest and Other Liabilities                 226            284
     Term Loans                                           2,775          2,804
                                                    ------------   ------------
        Total Liabilities                                 4,076          4,228
                                                    ------------   ------------
  Commitments and Contingencies

  Shareholders' Investment
    Series A Convertible Cumulative Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at February 28, 1998
      and August 31, 1997, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,538,480 shares issued
      and outstanding at February 28, 1998 and
      August 31, 1997.                                       15             15
    Note receivable from officer for
      purchase of common stock                              (75)           (75)
    Paid-in Surplus                                      16,153         16,333
    Accumulated Deficit since December 30, 1985         (12,501)       (12,685)
                                                    ------------   ------------
                                                          4,042          4,038
                                                    ------------   ------------
                                                    $     8,118    $     8,266
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                              RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                                              ---------------------------------------
                                                 STATEMENTS OF CONSOLIDATED INCOME
                                                 ---------------------------------
                          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                          --------------------------------------------------------------------------
                                              ($000's omitted, except per share data)
                                              ---------------------------------------

                                                                 For the Three Months Ended         For the Six Months Ended
                                                                -----------------------------     -----------------------------
                                                                  Feb. 28,         Feb. 28,         Feb. 28,         Feb. 28,
                                                                    1998             1997             1998             1997
                                                                ------------     ------------     ------------     ------------
    REVENUES:
       Revenues from wholly-owned hotel operations .......     $        866     $        857     $      1,567     $      1,493
       Revenues from hotel management ....................              222              243              476              498
       Sales of real estate properties ...................              850               66            1,575            2,011
       Equity in net income of partnership ...............               --              (55)              --              (52)
       Income from loans and temporary investments .......                7               11               20               11
       Other .............................................               57              398               60              398
                                                               -------------    -------------    -------------    -------------
                                                                      2,002            1,520            3,698            4,359
                                                               -------------    -------------    -------------    -------------
    COSTS AND EXPENSES:
       Expenses of wholly-owned real estate properties ...              615              596            1,193            1,161
       Expenses of hotel management ......................              190              196              363              386
       Costs of real estate sold .........................              580               13              854              880
       Depreciation and amortization .....................               48               64               95              127
       Interest expense ..................................               84               86              168              171
       General, administration and other .................              357              372              687              681
       Business development ..............................              114               38              154               70
                                                               -------------    -------------    -------------    -------------
                                                                      1,988            1,365            3,514            3,476
                                                               -------------    -------------    -------------    -------------
    NET INCOME ............................................    $         14     $        155     $        184     $        883
                                                               =============    =============    =============    =============
    EARNINGS (LOSS) PER COMMON SHARE ......................    $      (0.05)    $       0.05     $         --     $       0.65
                                                               =============    =============    =============    =============

    The accompanying notes are an integral part of these consolidated financial statements.


                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
             FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
             ------------------------------------------------------------------
                            Increase in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                           1998              1997
                                                                      -------------     -------------
Cash flows from operating activities:
  Net income ....................................................     $        184      $        883
  Adjustments to reconcile net income to net
    cash used by operating activities:
      Depreciation and amortization .............................               95               127
      Gain from sales of real estate property ...................             (721)           (1,131)
      Increase in other assets ..................................              (22)             (438)
      Decrease in accounts payable and
        accrued liabilities .....................................             (123)              (37)
                                                                      -------------     -------------
      Total adjustments .........................................             (771)           (1,479)
                                                                      -------------     -------------
      Net cash used by operating activities .....................             (587)             (596)

Cash flows from investing activities:
    Proceeds from sales of real estate ..........................            1,450             1,701
    Additions to real estate properties .........................              (76)              (31)
    Investment in joint venture .................................             (316)               76
    Deposits on future hotel acquisitions .......................               --              (700)
                                                                      -------------     -------------
      Net cash received from investing activities ...............            1,058             1,046

Cash flows from financing activities:
    Repayments of notes payable .................................              (29)              (23)
    Payment of dividends on preferred stock .....................             (180)             (135)
    Issuance of common stock ....................................               --               100
                                                                      -------------     -------------
      Net cash used by financing activities .....................             (209)              (58)
                                                                      -------------     -------------
Net increase in cash and cash equivalents .......................     $        262      $        392

Cash and cash equivalents at beginning of period ................            1,596               298
                                                                      -------------     -------------
Cash and cash equivalents at end of period ......................     $      1,858      $        690
                                                                      =============     =============

The accompanying notes are an integral part of these consolidated financial statements.


                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
             FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
             -------------------------------------------------------------
                            Increase in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                         1998                 1997
                                                                      ----------         -------------
Supplemental disclosure of cash flow information
  and non-cash activity:

   Decrease in allowance for possible losses
     due to sale of parcel of land .............................      $         --       $  1,156,000
   During the second quarter of fiscal year 1997, the
     Company's President and Chief Financial Officer exercised
     their stock options for 450,000 shares of the Company's
     common stock.  In conjunction with the exercise, promissory notes and cash were received by the Company and common stock issued as follows:
       Cash received from Company's President ...................     $         --       $    100,000
       Promissory note received from President
         and Chief Financial Officer ............................     $         --       $    350,000
       Issuance of 450,000 shares of common stock
         at $.01 par value ......................................     $         --       $      4,500

The accompanying notes are an integral part of these consolidated financial statements.


               RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                         (Unaudited)

1.  GENERAL:

           Ridgewood Hotels, Inc. (the "Company") is primarily engaged in the business of acquiring, developing, operating and selling real estate property in the Southeast and "Sunbelt" areas. Additionally, the Company, through its investment in joint ventures, is engaged in acquiring and managing hotel properties, as well as managing other hotels throughout the country. The Company also owns and operates a hotel in Longwood, Florida. All of the Company's other properties are land properties held for sale, and no additional development is currently anticipated for the land. The Company was incorporated under the laws of the State of Delaware on October 29, 1985. In January 1997, the Company changed its name from Ridgewood Properties, Inc. to Ridgewood Hotels, Inc. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1997. The results of operations for the six months ended February 28, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1998.

           The Company has net operating loss carryforwards for both book and tax purposes which may be used to offset future taxable income.

           For the purpose of the Statement of Cash Flows, cash includes cash equivalents which are highly liquid investments with maturity of three months or less.

              The Company accounts for its investment in the joint ventures under the equity method of accounting after the elimination of all intercompany transactions, including management fees.

              Certain prior year amounts have been reclassified to conform with the current presentation.

3.  INCOME TAXES:

              The Company's income tax provision for the three and six months ended February 28, 1998 and February 28, 1997 is as follows:

                                For the Three       For the Six
                                Months Ended        Months Ended
                                -------------       ------------
                            Feb. 28,    Feb. 28,  Feb. 28,   Feb. 28,
                              1998        1997      1998       1997
                            --------    --------  --------   --------
Income tax provision           6,600      62,000    73,000   353,000
Utilization of net operating
   loss carryforwards         (6,600)    (62,000)  (73,000) (353,000)
                             --------    --------  -------- ---------
Net income tax provision           --          --       --        --
                             ========    ========  ======== =========


4.  SHAREHOLDERS' INVESTMENT:

Gain (Loss) Per Common Share --

           The loss per common share is calculated based upon the weighted average number of shares outstanding of approximately 1,538,000 for the three and six months ended February 28, 1998. The gain per common share is calculated based upon the weighted average number of shares outstanding of approximately 1,228,000 and 1,158,000 for the three and six months ended February 28, 1997, respectively.

           Dividends paid or accrued on preferred stock were $90,000 and $180,000 for the three and six months ended February 28, 1998, respectively, and $90,000 and $135,000 for the three and six months ended February 28, 1997, respectively. These dividends were deducted from the net income for purposes of computing the earnings (loss) per common share.

           The $75,000 promissory note due from the Chief Financial Officer was extended and is payable in full on January 31, 1999 and accrues interest at a rate per annum of 8.25%.

5.  INVESTMENT IN JOINT VENTURE

           On December 9, 1997, Houston Hotel, LLC ("Houston Hotel") was organized as a limited liability corporation under the laws of the State of Delaware. The purpose which Houston Hotel was organized is limited solely to owning and managing the Hampton Inn Galleria in Houston, Texas. The Company contributed approximately $316,000 into Houston Hotel which represents a 10% interest, and the other 90% interest is owned by Houston Hotel, Inc. (the "Manager"), a Nevada corporation. Distributions of distributable cash shall be made as follows:

           - First, 100% to the Manager until it has been distributed an amount equal to its accrued but unpaid 13% preferred return.

           - Second, 100% to the Company until the Company has been distributed an amount equal to its accrued but unpaid 13% preferred return.

           - Third, 80% to the Manager and 20% to the Company.

           Distributable cash is defined as the cash from operations and capital contributions determined by the Manager to be available for distribution. Cash from operations is defined as the net cash realized from the operations of Houston Hotel after payment of all cash expenditures of Houston Hotel including, but not limited to, operating expenses, fees, payments of principal and interest on indebtedness, capital improvements and replacements, and such reserves and retentions as the Manager reasonably determines to be necessary.

           A Property Management Agreement exists between Houston
Hotel, LLC and the Company as Property Manager ("Property Manager") for the purpose of managing the hotel. The Property Manager shall be entitled to the following property management fees:

           1)  1.5% of the gross revenues from the hotel property.

           2) 1.5% of the gross revenues from the hotel property as an incentive fee if 85% of the budgeted net operating income is met.

           The Company is currently receiving the 13% preferred return and the management and incentive fees. The Company also anticipates receiving 20% of distributable cash.

6.  SUBSEQUENT EVENTS:

           On March 17, 1998, RW Hotel Partners, L.P., the limited partnership of which the Company is the sole general partner and has a 1% base distribution percentage, sold three of its six hotels. Although the Company did not receive any cash from the sale, the Company does not consider its investment impaired since the Company has signed a new and enhanced management agreement to continue managing the three hotels. As a management fee, the Company will receive 3% of revenues plus 15% of net operating income plus 5% of any profit realized upon the sale of the hotels.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1998
               COMPARED TO THE THREE AND SIX MONTHS ENDED
                           FEBRUARY 28, 1997


LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of February 28, 1998, there was approximately $139,000 of escrowed funds related to this loan agreement.

           During the three months ended February 28, 1998, the Company sold land in Florida and Ohio for net proceeds of approximately $139,000 and $667,000, respectively. During the first six months of fiscal year 1998, the Company sold land in Florida, Ohio and Georgia for net proceeds of approximately $294,000, $838,000 and $318,000, respectively.

           On December 9, 1997, Houston Hotel, LLC ("Houston Hotel") was organized as a limited liability corporation under the laws of the State of Delaware. The purpose which Houston Hotel was organized is limited solely to owning and managing the Hampton Inn Galleria in Houston, Texas. The Company contributed approximately $316,000 into Houston Hotel which represents a 10% interest, and the other 90% interest is owned by Houston Hotel, Inc. (the "Manager"), a Nevada corporation. Distributions of distributable cash shall be made as follows:

           - First, 100% to the Manager until it has been distributed an amount equal to its accrued but unpaid 13% preferred return.

           - Second, 100% to the Company until the Company has been distributed an amount equal to its accrued but unpaid 13% preferred return.

           - Third, 80% to the Manager and 20% to the Company.

           Distributable cash is defined as the cash from operations and capital contributions determined by the Manager to be available for distribution. Cash from operations is defined as the net cash realized from the operations of Houston Hotel after payment of all cash expenditures of Houston Hotel including, but not limited to, operating expenses, fees, payments of principal and interest on indebtedness, capital improvements and replacements, and such reserves and retentions as the Manager reasonably determines to be necessary.

           A Property Management Agreement exists between Houston
Hotel, LLC and the Company as Property Manager ("Property Manager") for the purpose of managing the hotel. The Property Manager shall be entitled to the following property management fees:

           1)  1.5% of the gross revenues from the hotel property.

           2) 1.5% of the gross revenues from the hotel property as an incentive fee if 85% of the budgeted net operating income is met.

           The Company is currently receiving the 13% preferred return and the management and incentive fees. The Company also anticipates receiving 20% of distributable cash.

           On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Georgia, Inc., a wholly-owned Georgia corporation ("Ridgewood Georgia") which became the sole general partner in the Partnership with RW Hotel Investments, L.L.C. ("Investor") as the limited partner.

           A Management Agreement exists between the Partnership and the Company as Manager for the purpose of managing hotels in Kentucky, Georgia and South Carolina. The Company received management fees for the first six months of fiscal year 1998 from managing these hotels.

           Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell real estate, seek alternative financing or otherwise recapitalize the Company. Available cash will be used to fund operating losses until new sources of income can be generated. The Company also intends to aggressively pursue the acquisition of hotels and hotel management contracts through similar joint ventures as described above which would provide additional cash flow. Currently, the Company has a letter proposal with another company to locate and assist in the acquisition of hotel properties for that company. Additionally, as hotel properties are acquired, the Company would receive management contracts to manage those properties. However, given increased competition in the hotel acquisition market, acquisitions of economically viable properties are more difficult to identify and purchase.

           The Company owns one hotel, has 1% ownership interest in three other hotels, a 10% ownership in another which it also manages and currently has eight other hotels which it manages but has no ownership. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisors, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

RESULTS OF OPERATIONS --

           The Company had gains from real estate sales of approximately $270,000 and $721,000 for the three and six months ended February 28, 1998. During the three and six months ended February 28, 1997, the Company had gains from real estate sales of approximately $53,000 and $1,131,000. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

           Operating revenues increased approximately $9,000, or 1%, and $74,000, or 5%, for the three and six months ended February 28, 1998, respectively, compared to the three and six months ended February 28, 1997 due to increased revenues at the Company's hotel in Longwood, Florida. Even though occupancy decreased slightly for the six months ended February 28, 1998 compared to the six months ended February 28, 1997, the average daily room rate has increased, thus increasing room revenues.

           Revenues from hotel management decreased approximately $21,000, or 9%, and $22,000, or 4%, for the three and six months ended February 28, 1998, respectively, compared to the three and six months ended February 28, 1997. The decrease is due to management termination fees received from two hotels in fiscal year 1997 but not received in fiscal year 1998. Expenses of hotel management decreased approximately $6,000, or 3% and $23,000, or 6%, for the three and six months ended February 28, 1998, respectively. The decrease was due to less hotel management staff than in the prior year's three and six months ending February 28, 1997.

           Due to the Company's investment in a limited partnership, the Company recognized equity in the loss of the partnership of approximately $55,000 and $52,000 for the three and six months ended February 28, 1997, respectively.

           During the three and six months ended February 28, 1998, the Company recognized other revenue of approximately $57,000 from its investment in a small joint venture which develops residential lots in Atlanta, Georgia. The Company received approximately $398,000 as a consulting fee during the three and six months ended February 28, 1997. This consulting fee was earned by the Company for its ivolvement in the negotiations and purchase of a large hotel by another hotel company.

           Expenses of wholly-owned real estate properties increased $19,000, or 3%, and $32,000, or 3%, for the three and six months ended February 28, 1998, respectively, compared to the three and six months ended February 28, 1997. The increase is due to increased business at the Company's hotel in Florida.

           Business development expenses increased $76,000, or 200%, and $84,000, or 120%, for the three and six months ended February 28, 1998, respectively, compared to the three and six months ended February 28, 1997. The increase was due to certain due diligence costs incurred on several hotels considered for acquisition but never purchased.

                 PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of shareholders of the Company was held on January 20, 1998. At the annual meeting, three directors were elected by the holders of the Company's common stock, par value $0.01 per share. The votes were as follows:

           Director           For        Against   Abstain

     Michael M. Earley      842,270         0         0
     Luther A. Henderson    843,770         0         0
     N. Russell Walden      843,770         0         0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         A.  Exhibits:

             27  Financial Data Schedule


         B.  Reports on Form 8-K:

             No exhibits or reports on Form 8-K were filed during the three months ended February 28, 1998.


                         SIGNATURES


           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.