Form 10-Q
period 1998-05-31
RIDGEWOOD PROPERTIES INC
filed 1998-07-13
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1998
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No _____

Common stock, par value $.01 per share - 1,513,480 shares outstanding at May 31, 1998.



                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                         MAY 31, 1998 AND AUGUST 31, 1997
                         --------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                  May 31,        August 31,
               ASSETS                              1998             1997
               ------                           -----------      -----------
     Real Estate Investments:
       Real Estate Properties
         Operating Properties, net             $     1,279      $     1,325
         Land Held for Sale                          5,808            6,661
                                               ------------     ------------
       Total real estate investments                 7,087            7,986

       Allowance for Possible Losses                (3,447)          (3,544)
                                               ------------     ------------
       Net real estate investments                   3,640            4,442

     Investment in Hotel Joint Ventures              1,063              772

     Cash and Cash Equivalents                       1,674            1,596

     Other Assets                                    1,393            1,456
                                               ------------     ------------
                                               $     7,770      $     8,266
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.


                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       MAY 31, 1998 AND AUGUST 31, 1997
                       --------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                       May 31,      August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1998           1997
  ----------------------------------------          ------------   ------------
     Accounts Payable                               $        69    $       159
     Accrued Salaries, Bonuses and
        Other Compensation                                  900            863
     Accrued Property Tax Expense                            77            118
     Accrued Interest and Other Liabilities                 236            284
     Term Loans                                           2,760          2,804
                                                    ------------   ------------
        Total Liabilities                                 4,042          4,228
                                                    ------------   ------------
  Commitments and Contingencies

  Shareholders' Investment
    Series A Convertible Cumulative Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at May 31, 1998
      and August 31, 1997, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,513,480 and 1,538,480
      shares issued and outstanding at May 31,
      1998 and August 31, 1997, respectively.                15             15
    Note receivable from officer for
      purchase of common stock                              (75)           (75)
    Paid-in Surplus                                      15,951         16,333
    Accumulated Deficit since December 30, 1985         (12,613)       (12,685)
                                                    ------------   ------------
                                                          3,728          4,038
                                                    ------------   ------------
                                                    $     7,770    $     8,266
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.




                                              RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                                              ---------------------------------------
                                              STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                              ---------------------------------------
                               FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997
                               -----------------------------------------------------------------
                                              ($000's omitted, except per share data)
                                              ---------------------------------------

                                                                 For the Three Months Ended         For the Nine Months Ended
                                                                ----------------------------- -----------------------------
                                                                  May 31,          May 31,          May 31,       May 31,
                                                                    1998             1997             1998          1997
                                                                ------------     ------------     ------------ ------------
    REVENUES:
       Revenues from wholly-owned hotel operations .......     $        817     $        874     $      2,383     $ 2,367
       Revenues from hotel management ....................              285              302              761         800
       Sales of real estate properties ...................               55            1,496            1,630       3,508
       Equity in net income (loss) of joint ventures .....               93                8               93         (44)
       Income from loans and temporary investments .......               19                8               39          18
       Other .............................................               47               --              107         398
                                                               -------------    -------------    ------------- -------------
                                                                      1,316            2,688            5,013       7,047
                                                               -------------    -------------    ------------- -------------
    COSTS AND EXPENSES:
       Expenses of wholly-owned real estate properties ...              607              640            1,799       1,801
       Expenses of hotel management ......................              181              190              544         576
       Costs of real estate sold .........................               55            1,344              909       2,224
       Depreciation and amortization .....................               73               65              168         192
       Interest expense ..................................               85               86              253         257
       General, administration and other .................              307              354              995       1,034
       Business development ..............................              119              774              273         844
                                                               -------------    -------------    ------------- -------------
                                                                      1,427            3,453            4,941       6,928
                                                               -------------    -------------    ------------- -------------
    NET INCOME (LOSS) .....................................    $       (111)    $       (765)    $         72     $   119
                                                               =============    =============    ============= =============
    LOSS PER COMMON SHARE .................................    $      (0.13)    $      (0.56)    $      (0.13)    $ (0.08)
                                                               =============    =============    ============= =============

    The accompanying notes are an integral part of these consolidated financial statements.


                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
                      FOR THE NINE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997
                      -------------------------------------------------------
                            Increase in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                           1998              1997
                                                                      -------------     -------------
Cash flows from operating activities:
  Net income ....................................................     $         72      $        119
  Adjustments to reconcile net income to net
    cash used by operating activities:
      Depreciation and amortization .............................              168               192
      Gain from sales of real estate property ...................             (721)           (1,285)
      Increase in other assets ..................................               23              (515)
      Decrease in accounts payable and
        accrued liabilities .....................................             (142)              (63)
                                                                      -------------     -------------
      Total adjustments .........................................             (672)           (1,671)
                                                                      -------------     -------------
      Net cash used by operating activities .....................             (600)           (1,552)

Cash flows from investing activities:
    Principal payments received on mortgage loans ...............               --                 2
    Proceeds from sales of real estate ..........................            1,503             3,037
    Additions to real estate properties .........................              (83)              (58)
    Investment in joint venture .................................             (316)               81
                                                                      -------------     -------------
      Net cash received from investing activities ...............            1,104             3,062

Cash flows from financing activities:
    Repayments of notes payable .................................              (44)              (39)
    Payment of dividends on preferred stock .....................             (270)             (225)
    Issuance of common stock upon exercise of stock options .....               --               375
    Repurchase of common stock ..................................             (112)               --
                                                                      -------------     -------------
      Net cash used by financing activities .....................             (426)             (111)
                                                                      -------------     -------------
Net increase in cash and cash equivalents .......................     $         78      $      1,621

Cash and cash equivalents at beginning of period ................            1,596               298
                                                                      -------------     -------------
Cash and cash equivalents at end of period ......................     $      1,674      $      1,919
                                                                      =============     =============

The accompanying notes are an integral part of these consolidated financial statements.




                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
                  FOR THE NINE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997
                  -------------------------------------------------------
                            Increase in Cash and Cash Equivalents
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                                                         1998                 1997
                                                                      ----------         -------------

Supplemental disclosure of cash flow information and non-cash activity:

   Decrease in allowance for possible losses
     due to sale of parcel of land .............................      $  97,000          $  1,156,000
   During the second quarter of fiscal year 1997, the
     Company's President and Chief Financial Officer exercised
     their stock options for 450,000 shares of the Company's
     common stock.  In conjunction with the exercise, promissory notes and cash were received by the Company and common stock issued as follows:
       Cash received from Company's President ...................     $    --            $    375,000
       Promissory note received from Chief Financial Officer ....     $    --            $     75,000
       Issuance of 450,000 shares of common stock
         at $.01 par value ......................................     $    --            $      4,500

The accompanying notes are an integral part of these consolidated financial statements.



                RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MAY 31, 1998 AND MAY 31, 1997
                              (Unaudited)

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1997. The results of operations for the nine months ended May 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1998.

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

3.  INCOME TAXES:

           The Company's income tax provision for the three and nine months ended May 31, 1998 and May 31, 1997 is as follows:

                                For the Three       For the Nine
                                Months Ended        Months Ended
                                -------------       ------------
                             May 31,     May 31,   May 31,    May 31,
                              1998        1997      1998       1997
                            --------    --------  --------   --------
Income tax provision              --          --  $29,000        --
Utilization of net operating
   loss carryforwards             --          --  (29,000)       --
                             --------    --------  -------- ---------
Net income tax provision          --          --       --        --
                             ========    ========  ======== =========


4.  SHAREHOLDERS' INVESTMENT:

Loss Per Common Share --

           The loss per common share is calculated based upon the weighted average number of shares outstanding of approximately 1,514,000 and 1,530,000 for the three and nine months ended May 31, 1998, respectively. The loss per common share is calculated based upon the weighted average number of shares outstanding of approximately 1,538,000 and 1,286,000 for the three and nine months ended May 31, 1997, respectively.

           Dividends paid or accrued on preferred stock were $90,000 and $270,000 for the three and nine months ended May 31, 1998, respectively, and $90,000 and $225,000 for the three and nine months ended May 31, 1997, respectively. These dividends were deducted from the net income (and added to the net loss) for purposes of computing the loss per common share.

           The $75,000 promissory note due from the Chief Financial Officer was extended and is payable in full on January 31, 1999 and accrues interest at a rate per annum of 8.25%.

Repurchase of Common Stock --

           In March 1998 the Vice President of Hotel Operations exercised his Put Agreement. The Company purchased all 25,000 shares subject to the Agreement at the purchase price of $4.50 per share and cancelled the stock.

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

           On March 17, 1998, RW Hotel Partners, L.P., a limited partnership of which the Company is the sole general partner and has a 1% base distribution percentage, sold three of its six hotels. Subsequent to May 31, 1998, the Partnership transferred another hotel to a new entity named RW Louisville Hotel Associates, LLC. (See Subsequent Events below.)

           The Company signed a management agreement with the new owner of the three hotels purchased from RW Hotel Partners, L.P. wherein it will receive a management fee equal to 3% of revenues plus 15% of the net operating income plus 5% of any profit realized upon the sale of the hotels.

6.  SUBSEQUENT EVENTS

           On June 5, 1998 RW Hotel Partners, L.P. transferred one of the partnership hotels to a new entity named RW Louisville Hotel Associates, LLC as required upon the refinancing of the hotel. The Company entered into a new agreement wherein it will receive 20% of the operating cash flows and increased its equity interest to 10%. The Company invested an additional $562,000 to increase its equity interest in the hotel. The Company also signed a new management agreement allowing up to a 4% management fee. The remaining two hotels in RW Hotel Partners, L.P. are for sale. The Company may or may not remain involved with these two properties when they are sold.

           The sale of the three hotels and transfer of another into a new entity as noted above resulted in the transfer of the Company's equity interest as follows:

           New joint venture -
                Louisville Hotel, LLC           $ 337,500
           RW Hotel Partners (remaining
                equity - two hotels)               40,000
           Value of management interest
                to be amortized                   394,000

The value of the management interest will be amortized over four years. This amortization will be offset by the additional management fees that the Company will receive as a result of the sale of the three hotels and transfer of the other.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1998
              COMPARED TO THE THREE AND NINE MONTHS ENDED
                             MAY 31, 1997


LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of May 31, 1998, there was approximately $137,000 of escrowed funds related to this loan agreement.

           During the three months ended May 31, 1998, the Company sold land in Texas for net proceeds of approximately $53,000. During the first nine months of fiscal year 1998, the Company sold land in Florida, Ohio, Georgia and Texas for net proceeds of approximately $294,000, $838,000, $318,000 and $53,000, respectively.

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

           On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood
Georgia, Inc., a wholly-owned Georgia corporation ("Ridgewood
Georgia") which became the sole general partner in the Partnership with RW Hotel Investment Associates, L.L.C. ("Investor") as the limited partner. On March 17, 1998, the Partnership sold three of its six hotels. Subsequent to May 31, 1998, the Partnership transferred another hotel to a new entity named RW Louisville Hotel Associates, LLC as required upon the refinancing of the hotel. The Company entered into a new agreement wherein it will receive 20% of the operating cash flows and increased its equity interest to 10%. The Company invested an additional $562,000 to increase its equity interest in the hotel. The Company also signed a new management agreement allowing up to a 4% management fee. The remaining two hotels in RW Hotel Partners, L.P. are for sale. The Company may or may not remain involved with these two properties when they are sold.

           A Management Agreement exists between the Partnership and the Company as Manager for the purpose of managing hotels in Kentucky, Georgia and South Carolina. The Company received management fees for the first nine months of fiscal year 1998 from managing these hotels.

           The Company signed a management agreement with the owner of the three hotels purchased from RW Hotel Partners, L.P. wherein it will receive a management fee equal to 3% of revenues plus 15% of the net operating income plus 5% of any profit realized upon the sale of the hotels.

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

           The Company owns one hotel, has 1% ownership interest in two other hotels, a 10% ownership in two others which it also manages and currently has eight other hotels which it manages but has no ownership. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisors, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

RESULTS OF OPERATIONS --

           The Company had no gains from real estate sales for the three months ended May 31, 1998. The Company had gains from real estate sales of approximately $721,000 for the nine months ended May 31, 1998. During the three and nine months ended May 31, 1997, the Company had gains from real estate sales of approximately $152,000 and $1,285,000, respectively. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

           Revenues from wholly-owned hotel operations decreased approximately $57,000, or 7%, for the three months ended May 31, 1998 compared to the three months ended May 31, 1997 due to decreased occupancy at the Company's hotel in Longwood, Florida. Revenues from wholly-owned hotel operations increased approximately $16,000, or 1%, for the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997. Even though occupancy decreased for the three and nine months ended May 31, 1998 compared to the three and nine months ended May 31, 1997, the average daily room rate has increased.

           Revenues from hotel management decreased approximately $17,000, or 6%, and $39,000, or 5%, for the three and nine months ended May 31, 1998, respectively, compared to the three and nine months ended May 31, 1997. The decrease is primarily due to management termination fees received from two hotels in fiscal year 1997 but not received in fiscal year 1998. Expenses of hotel management decreased approximately $9,000, or 5% and $32,000, or 6%, for the three and nine months ended May 31, 1998, respectively, compared to the three and nine months ended May 31, 1997. The decrease was due to less hotel management staff than in the prior year's three and nine months ending May 31, 1997.

           Equity in the net income of joint ventures increased $85,000 and $137,000 for the three and nine months ended May 31, 1998, respectively, compared to the three and nine months ended May 31, 1997. This was primarily due to equity the Company receives in an investment in a hotel in Houston, Texas.

           During the three and nine months ended May 31, 1998, other income was $47,000 and $107,000, respectively. For the three months ended May 31, 1998, the Company recognized $47,000 of other income for a dividend received from its property and liability insurer for low claims history. For the nine months ended May 31, 1998, the Company recognized other revenue of approximately $57,000 from its investment in a small joint venture which develops residential lots in Atlanta, Georgia. The Company received approximately $398,000 as a consulting fee during the nine months ended May 31, 1997. This consulting fee was earned by the Company for its involvement in the negotiations and purchase of a large hotel by another hotel company.

           Expenses of wholly-owned real estate properties decreased $33,000, or 5%, and $2,000 for the three and nine months ended May 31, 1998, respectively, compared to the three and nine months ended May 31, 1997. The decrease is primarily due to the Company's hotel in Florida.

           Business development expenses decreased $655,000, or 85%, and $571,000, or 68%, for the three and nine months ended May 31, 1998, respectively, compared to the three and nine months ended May 31, 1997. The decrease was due to a $675,000 non-refundable deposit forfeited in 1997 on the unsuccessful purchase of a hotel in Atlanta, Georgia.

           General, administration and other expenses decreased $47,000, or 13%, and $39,000, or 4%, for the three and nine months ended May 31, 1998, respectively, compared to the three and nine months ended May 31, 1997. The decrease is primarily due to decreased legal costs and miscellaneous other expenses.

                 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           On May 2, 1995 a complaint was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled William N. Strassburger v. Michael M. Early, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Hotels, Inc., nominal defendant, C.A. No. 14267 (the "Complaint"). The plaintiff is an individual stockholder of the Company who purports to file the Complaint individually, representatively on behalf of all similarly situated stockholders, and derivatively on behalf of the Company. The Complaint challenges the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd. in five counts, denominated Waste of Corporate Assets, Breach of Duty of Loyalty to Ridgewood, Breach of Duty of Good Faith, Intentional Misconduct, and Breach of Duty of Loyalty and Good Faith to Class. On July 5, 1995, the Company filed a timely answer generally denying the material allegations of the Complaint and asserting several affirmative defenses. This case is in the concluding stages of discovery. On March 19, 1998, the Court granted a motion filed by the defendants, dismissing all class claims, leaving only the derivative claims remaining for trial. No trial date has been set. The Company intends to vigorously contest this matter.

           On August 23, 1996, Great American Resorts filed a complaint in the Superior Court of Cobb County, State of Georgia, entitled Great American Resorts, Inc. and Great American Casinos, Inc. v. Charles Taylor, Deborah Lynn Cannon, Walter D. Hrab and Ridgewood Hotels, Inc., Civil Action File No. 9616398-05, alleging that the Company and the other defendnats are liable for breach of contract and breach of fiduciary duty stemming from a contract between Great American and one of the Company's susbidiaries. The complaint seeks damages, attorneys' fees and pre-judgment interest. It also seeks an order requiring that certain books and records be turned over to the plaintiffs. On September 27, 1996, the Company filed a timely answer generally denying the material allegations of the complaint and asserting several affirmative defenses. On May 4, 1998, this case was dismissed by the Court for want of prosecution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         A.  Exhibits:

             10(a)  Operating Agreement between Houston
                    Hotel, LLC and Ridgewood Hotels, Inc.
                    effective December 9, 1997

             10(b)  Operating Agreement between RW
                    Hurstbourne Hotel, Inc. and RW
                    Louisville Hotel Investors, LLC
                    effective May 13, 1998

             10(c)  Operating Agreement between Ridgewood
                    Hotel, Inc. and Louisville Hotel, L.P.
                    effective June 5, 1998

             27  Financial Data Schedule

         B.  Reports on Form 8-K:

             No exhibits or reports on Form 8-K were filed during the three months ended May 31, 1998.


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



Date:  July 13, 1998