Form 10-K
period 1998-08-31
RIDGEWOOD HOTELS INC
filed 1998-11-25
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X__

Aggregate market value of voting stock held by non-affiliates on October 31, 1998 - $777,000; Common shares outstanding on October 31, 1998 - 1,513,480 shares
(1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1998 (the "1998 Annual Report to Shareholders") are incorporated by reference in Part II of this Report.
(2) Portions of the registrant's definitive Proxy Statement relating to the 1999 Annual Meeting (the "1999 Proxy Statement") to be filed with the Commission on or about December 15, 1998, are incorporated by reference in Part III of this Report.

                              PART I

Item 1.  Business

     Ridgewood Hotels, Inc. (the "Company") is primarily engaged in the business of acquiring, developing, operating and selling real estate property in the Southeast and "Sunbelt" areas. Additionally, the Company, through its investment in certain entities, is engaged in acquiring and managing hotel properties in the Southeast, as well as managing other hotels throughout the country. The Company also owns and operates a hotel in Longwood, Florida. All of the Company's other properties are land properties held for sale, and no additional development is currently anticipated for the land. The Company was incorporated under the laws of the State of Delaware on October 29, 1985. In January 1997, the Company changed its name from Ridgewood Properties, Inc. to Ridgewood Hotels, Inc. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

     The Company has invested in three hotel entities as follows:

RW Hotel Partners, L.P.

     On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Georgia, Inc., a Georgia corporation ("Ridgewood Georgia") which became the sole general partner in the Partnership with RW Hotel Investments Associates, L.L.C. ("Investor") as the limited partner. Ridgewood Georgia has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The partnership was originally formed to acquire a hotel property in Louisville, Kentucky, but subsequently purchased five additional hotels. The Partnership purchased the hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. Three of the Georgia hotels were sold at a loss in March 1998, and the hotel in Louisville was transferred to a new entity in June 1998 in conjunction with refinancing that hotel (see below). The two remaining hotels in the Partnership are in Thomasville, Georgia and Orangeburg, South Carolina.

     Income and loss are allocated to Ridgewood Georgia and the limited partner based upon the formula for allocating Distributable Cash as described below.

     Distributable Cash is defined as the net income from the property before depreciation plus any net sale proceeds and net financing proceeds less capital costs. Distributions of Distributable Cash shall be made as follows:

     - First, to the Investor until there has been distributed to the Investor an amount equal to a 15% cumulative internal rate of return on the Investor's investment.

     - Second, to Ridgewood Georgia until the aggregate amount received by Ridgewood Georgia equals the aggregate cash contributions made by Ridgewood Georgia to the Partnership.

     - Third, 12% to Ridgewood Georgia and 88% to the Investor until there has been distributed to the Investor an amount equal to a 25% cumulative internal rate of return on Investor's investment.

     - Fourth, 75% of the residual to the Investor and 25% to Ridgewood
Georgia.

     Management of the Partnership intends to adopt a plan of liquidation and will sell the remaining two hotels. Based on management's estimate, Ridgewood Georgia will not receive cash in excess of its investment in the Partnership. The Company has recorded a loss from the partnership totaling $184,000 for the fiscal year ended August 31, 1998.

     A Management Agreement exists between the Partnership and the Company as Manager ("Manager") for the purpose of managing the hotels. The Manager shall be entitled to the following property management fees:

     (1)  2.5% of the gross revenues from the hotel property.

     (2) 1% of the gross revenues from the hotel property as an incentive fee if distributable cash equals or exceeds 13.5% of total aggregate acquisition costs.

     Total management fees for the years ended August 31, 1998, 1997 and 1996 were approximately $233,000, $301,000 and $275,000, respectively.

     On March 17, 1998, the Partnership sold three of its six hotels. The Company signed a management agreement with the new owner of the three hotels wherein it will receive a management fee equal to 3% of revenues plus 15% of the net operating income plus 5% of any profit realized upon the sale of the hotels. In connection with the management agreement, the Company received management fees totaling approximately $114,000 for the year ended August 31, 1998.

     For the fiscal year ended August 31, 1997 and 1996, the Company recorded equity in income (loss) of the Partnership totaling $(134,000) net of provision for possible losses and $209,000, respectively. The Company has recorded during 1997 a provision for possible losses of approximately $199,000 as there is no indication that the Company will be able to recover the equity income in the Partnership given the provisions of the partnership agreement regarding the distribution of cash to the partners upon liquidation.

Houston Hotel, LLC

     On December 9, 1997, Houston Hotel, LLC ("Houston Hotel") was organized as a limited liability company under the laws of the State of elaware. The purpose which Houston Hotel was organized is limited solely to owning and managing the Hampton Inn Galleria in Houston, Texas. The Company contributed approximately $316,000 into Houston Hotel which represents a 10% interest, and the other 90% interest is owned by Houston Hotel, Inc. (the "Managing Member"), a Nevada corporation.

     Income or loss allocated to the Company and the Managing Member is based upon the formula for distributing cash.

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

     - Third, 80% to the Manager and 20% to the Company.

     A Property Management Agreement exists between Houston Hotel, LLC and the Company as Property Manager ("Property Manager") for the purpose of managing the hotel. The Property Manager shall be entitled to the following property management fees:

     (1)  1.5% of the gross revenues from the hotel property.

     (2) 1.5% of the gross revenues from the hotel property as an incentive fee if 85% of the budgeted net operating income is met.

     In connection with the management agreement, the Company received management fees totaling approximately $83,000 for the year ended August 31, 1998.

RW Louisville Hotel Associates, LLC

     On May 13, 1998, RW Louisville Hotel Associates LLC ("RW Louisville Hotel Associates") was organized as a limited liability company under the laws of the State of Delaware. The purpose which RW Louisville
Hotel Associates was organized is limited solely to owning and managing the Holiday Inn ("the Hotel") in Louisville, Kentucky. The Company's investment in RW Hotel Partners, L.P. of $337,500 (see above) was transferred to RW Louisville Hotel Associates at its historical basis. Simultaneously, the Company acquired a 10% interest in Louisville Hotel, LLC for $362,000. Louisville Hotel, LLC loaned $3,620,000 to RW Louisville Hotel Associates, which resulted in all cash flow from the Hotel being distributed to Louisville Hotel, LLC.

     Income or loss allocated to the Company is based upon the formula for distributing cash.

     Distributable cash is defined as the net cash realized from operations but after payment of management fees, principal and interest, capital improvements and other such retentions as the managing member determines to be necessary. Distributions of distributable cash from Louisville Hotel, LLC shall be made as follows:

     - First, to the managing member until the managing member has been distributed an amount equal to its accrued but unpaid 13% preferred return.

     - Second, to the Company until the Company has been distributed an amount equal to its accrued but unpaid 13% preferred return.

     - Third, 20% to the Company and 80% to the managing member.

     Cash from a sale or refinancing would be distributed 10% to the Company and 90% to the managing member.

     A Management Agreement exists between the Owner and the Company as Property Manager ("Property Manager") for the purpose of managing the hotel. The Property Manager shall be entitled to the following property management fees:

     (1) Base Management Fee equal to 1.5% of gross revenues from the hotel property.

     (2) Incentive Management Fee equal to 1.5% of gross revenues from the hotel in which the actual net operating income exceeds 85% of the budgeted goal for the year.

     (3) Super Incentive Management fee equal to: (a) .25% of gross revenues from the hotel in which the net operating income exceeds 106% of the budgeted goal for the year; (b) an additional .25% of gross revenues in which the net operating income exceeds 112% of the budgeted goal; and (c) an additional .50% of gross revenues in which the net operating income exceeds 120% of the budgeted goal.

     The Company paid an additional $200,000 to Louisville Hotel, LLC as a fee to acquire the management contract for the hotel. This amount is included in other assets. The Company is amortizing the fee $70,000 per year for the first two years and $20,000 per year for the next three years.

     With respect to the sum of $100,000, in the event that the management contract is terminated by Louisville Hotel, LLC with or without cause and not pursuant to a third party sale prior to June 5, 2000, Louisville Hotel, LLC will pay to the Company the sum of $4,166.67 times the number of months prior to June 5, 2000 that the management contract is terminated.

     With respect to the second sum of $100,000, in the event that the management contract is terminated by Louisville Hotel, LLC prior to June 5, 2003, Louisville Hotel, LLC will pay to the Company the sum of $1,666.67 times the number of months prior to June 5, 2003 that the management contract is terminated.

     In connection with the management agreement, the Company received management fees totaling approximately $57,000 for the year ended August 31, 1998.

     The hotel management business has become very competitive. In order to obtain management agreements, owners of hotels are frequently requiring management companies to acquire an ownership in the hotel.
The hotel industry has become very attractive to many investors and, in turn, it has become very competitive to purchase hotels. This has also prompted the building of many new hotels in various markets. The Company believes that it is in a position to remain competitive in this industry. The Company has the ability to generate equity to contribute to additional acquisitions as well as to provide the expertise to manage the acquisitions, operations and ultimate disposition of properties so acquired for both the Company and for third-party owners. As the Company acquires additional hotel properties, it will enter into management agreements to manage those properties.

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

      The annual average occupancy of the Company's only hotel was approximately 64% for the fiscal year 1998.

     The Company's principal office is located at 2859 Paces Ferry Road, Suite 700, Atlanta, Georgia 30339 (telephone number: (770) 434-3670). The Company employed approximately 90 persons (of which 17 were located at its principal office) at August 31, 1998.

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

     The Company's operating properties are as follows:

Name of Hotel    Location      # of Rooms  Ownership Interest

Ramada Inn       Longwood, FL      192    Wholly-Owned (a)
Holiday Inn      Orangeburg, SC    160    (b)
Holiday Inn      Thomasville, GA   147    (b)
Holiday Inn      Louisville, KY    267    (c)
Hampton Inn      Houston, TX       176    (d)

(a)  The hotel serves as collateral for the Company's
     $2,711,000 term loan with a commercial lender.

(b) The Company has a 1% ownership interest in these hotels as the general partner of RW Hotel Partners, L.P., which owns the hotels.

(c) The Company has a 10% ownership interest in this hotel as a member of RW Louisville Hotel Associates, LLC and Louisville
     Hotel, LLC, which owns the hotel.

(d) The Company has a 10% ownership interest in this hotel as a member of Houston Hotel, LLC, which owns the hotel.

     The Company also holds six land parcels for sale, two of which are located in Florida, one in Georgia and one each in Texas, Ohio and Arizona. For further information on such properties, see the accompanying consolidated financial statements and Schedule III, Real Estate and Accumulated Depreciation, contained elsewhere herein.

Item 3.  Legal Proceedings

     On May 2, 1995 a complaint was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled William N. Strassburger v. Michael M. Early, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Hotels, Inc., nominal defendant, C.A. No. 14267 (the "Complaint"). The plaintiff is an individual shareholder of the Company who purports to file the Complaint individually, representatively on behalf of all similarly situated shareholders, and derivatively on behalf of the Company. The Complaint challenges the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd. in five counts, denominated Waste of Corporate Assets, Breach of Duty of Loyalty to Ridgewood, Breach of Duty of Good Faith, Intentional Misconduct, and Breach of Duty of Loyalty and Good Faith to Class. On July 5, 1995, the Company filed a timely answer generally denying the material allegations of the complaint and asserting several affirmative defenses. Discovery has been concluded, and on March 19, 1998, the Court dismissed all class claims, with only the derivative claims remaining for trial. Trial has been scheduled for February, 1999. The Company intends to vigorously contest this matter.

     The Company serves as a general partner in a limited partnership. As a general partner, the Company may be liable for certain deficiencies which arise in meeting the terms of loan obligations incurred by the limited partnership and for operating expenses and other liabilities incurred by the partnership in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended August 31, 1998.

                          PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     Information regarding the market for the Company's common stock, the Company's dividend policy and the approximate number of holders of the common stock at October 31, 1998, is included under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 1 of the 1998 Annual Report to Shareholders and is incorporated herein by reference. There were no sales of unregistered securities of the Company in the fourth quarter of the Company's fiscal year ended August 31, 1998.

Item 6.  Selected Financial Data

     A summary of selected financial data for the Company for the fiscal years 1994 through 1998 is included under the caption entitled "Selected Financial Data" on page 3 of the 1998 Annual Report to
Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information regarding the Company's financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 8 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements

     Consolidated financial statements and notes thereto for the Company, which are included on pages 11 through 34 of the 1998 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

     Consolidated Balance Sheets at August 31, 1998 and 1997.

     Consolidated Statements of Operations for the years ended August 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the years ended August 31, 1998, 1997 and 1996.

     Consolidated Statements of Shareholders' Investment for the years ended August 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                          PART III

Item 10.  Directors and Executive Officers of the  Registrant

     Information required by this item with respect to directors and with respect to Item 405 of Regulation S-K is incorporated by reference to the Company's 1999 Proxy Statement.

Item 11.  Executive Compensation

     Information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners  and
          Management

     Information regarding ownership of certain of the Company's securities is set forth under the caption entitled "Beneficial Ownership of the Company's Securities" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

      (a)(1) The following financial statements, together with the applicable report of independent public accountants, are set forth on pages 11 through 34 of the 1998 Annual Report to Shareholders and are incorporated by reference at Item 8 herein:

Report of Independent Accountants.

Consolidated Balance Sheets at August
   31, 1998 and 1997.

Consolidated Statements of Operations
   for the years ended August 31, 1998,
   1997 and 1996.

Consolidated Statements of Cash Flows for the years ended August 31, 1998, 1997 and 1996.

Consolidated Statements of Shareholders'
   Investment for the years ended
   August 31, 1998, 1997 and 1996.


Notes to Consolidated Financial Statements.


      (a)(2) The following financial statement schedule, together with the applicable report of independent public accountants, are filed as a part of this Report:


                                             Page Number(s)
                                             in Form 10-K

Report of Independent Accountants
   on Financial Statement Schedule               S-1

III - Real Estate and Accumulated
      Depreciation - August 31, 1998             S-2 thru S-3


All other schedules are omitted because they are not applicable or because the required information is given in the financial statements or notes thereto.

       (a)(3) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on pages E-1 through E-9 hereof. Included in those exhibits are the following Executive
Compensation Plans and Arrangements:

10(a)  Employment Agreement between N. R. Walden and CMEI,
       Inc., dated March 28, 1985 (filed as an Exhibit to
       Registrant's Registration Statement on Form 10 filed
November 19, 1985 (Securities Exchange Act File No.
0-14019) and incorporated herein by reference).

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

10(ff) Amendment No. 1 to Post-Employment Consulting Agreement between Ridgewood Hotels, Inc. and N. Russell Walden dated
August 13, 1998.

10(gg) Amendment No. 1 to Post-Employment Consulting Agreement between Ridgewood Hotels, Inc. and Byron T. Cooper dated
August 18, 1998.

10(hh) Amendment No. 1 to Post-Employment Consulting Agreement between Ridgewood Hotels, Inc. and Karen S. Hughes dated
August 13, 1998.

      (b) No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended August 31, 1998.

                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGEWOOD HOTELS, INC.



                                 By:  /s/ N. R. Walden
                                      N. Russell Walden,
                                      President, Chief
                                      Executive Officer
Dated:  November 24, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


                                 /s/ N. R. Walden
                                 N. Russell Walden, President,
                                  Chief Executive Officer and
                                  Director


                                  /s/ Karen S. Hughes
                                  Karen S. Hughes,
                                  Vice President, Chief
                                  Accounting and Financial
                                  Officer and Secretary



                                  /s/ Michael M. Earley
                                  Michael M. Earley, Director



                                  /s/ Luther A. Henderson
                                  Luther A. Henderson, Director


Dated:  November 24, 1998





               Report of Independent Accountants on
                   Financial Statement Schedule



October 23, 1998


To the Board of Directors
of Ridgewood Hotels, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 23, 1998 appearing in the 1998 Annual Report to Shareholders of Ridgewood Hotels, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia


                                              RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES                              SCHEDULE III
                                              -----------------------------------------                            Page 1 of 2
                                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        -------------------------------------------------------
                                                           AUGUST 31, 1998
                                                           ---------------
                                                           (000'S Omitted)

                                                 Cost Capitalized        Gross Amount at Which
                              Initial Cost        Subsequent to       Carried at August 31, 1998
                               to Company          Acquisition                 (A)(B)(D)
                          ------------------  ------------------  ----------------------------------
                                    Building                                Building            Accumu-
                                      and                Carry-               and                lated    Date of
                 Encum-             Improve-  Improve-    ing               Improve-            Deprecia- Construc-  Date
Description     brances     Land     ments     ments     Costs      Land     ments     Total    tion (C)    tion   Acquired
-----------     --------    ----    --------  --------   ------     ----    --------   -----    --------  -----------------
LAND
----
  Georgia            --        58        --        --        --        58        --        58       --       --        12/75

  Texas              --     5,338        --         2        --     3,776         2     3,778       --       --        12/85
                                                                                                             --
  Florida            --       475        --        --        --       402        --       402       --       --         3/85
  Florida            --        41        --        --        --        41        --        41       --       --         6/78

  Arizona            --       978        --       110        --       978       110     1,088       --       --         3/85

  Ohio               --     1,006        --       175        --       367        74       441       --       --        12/77
               --------- --------- --------- --------- --------- --------- --------- --------- ---------
Total Non-
  operating
  properties         --     7,896        --       287        --     5,622       186     5,808       --
               --------- --------- --------- --------- --------- --------- --------- --------- ---------

HOTEL
--------------
  Florida         2,742       439     1,921     1,120        --       439     2,488     2,927     1,679     1973        9/74
                --------  --------  --------  --------  --------  --------  --------  --------  --------
Total
  operating
  properties      2,742       439     1,921     1,120        --       439     2,488     2,927     1,679
                --------  --------  --------  --------  --------  --------  --------  --------  --------

GRAND TOTAL    $  2,742  $  8,335  $  1,921  $  1,407  $     --  $  6,061  $  2,674  $  8,735  $  1,679
               ========= ========= ========= ========= ========= ========= ========= ========= =========

                                                               SCHEDULE III
                                                                Page 2 of 2


    (A) Except as discussed in Note 2 to the "Notes to Consolidated Financial Statements," real estate owned is carried at the lower of cost or fair value less costs to sell. At August 31, 1998, the amount of the allowance for possible losses was approximately
$3,447,000, which related to land held for sale.

    (B)   Reconciliation of real estate properties:

                                                 For the Year Ended
                                                   (000's omitted)
                                        8/31/98    8/31/97     8/31/96
                                        -------     -------    -------
    Balance, beginning of year          $ 9,553     $12,612     $12,934
    Additions during the period:
      Acquisitions                           --          --          --
      Capitalized costs                      88          78          49

    Deductions during the period:
      Real estate sold or assets
        retired (on which financing
        was provided by the Company
        in certain cases)                   906       3,137         371
                                        -------     -------     -------

    Balance, end of year                $ 8,735     $ 9,553     $12,612
                                        =======     =======     =======

    (C) Operating properties and any related improvements are being depreciated by the "straight line" method over the estimated useful lives of such assets, which are generally 30 years for buildings and 5 years for furniture and fixtures.

          Reconciliation of accumulated depreciation:

                                                 For the Year Ended
                                                   (000's omitted)
                                       8/31/98      8/31/97     8/31/96
                                       -------      -------     -------
    Balance, beginning of year          $1,567       $1,460      $1,369
    Additions during the period            139          128         121
    Depreciation associated with
       assets sold or retired              (27)         (21)        (30)
                                        ------       ------      ------
    Balance, end of year                $1,679       $1,567      $1,460
                                        ======       ======      ======

    (D) The aggregate cost for federal income tax purposes is approximately $8,938,000 at August 31, 1998.

                           EXHIBIT INDEX

         Report on Form 10-K for the fiscal year ended August 31, 1998

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

4(c)        Certificate of Designation,
Preferences and Rights of Series A
Convertible Preferred Stock of the
Registrant (filed as an Exhibit to
Registrant's Registration Statement
on Form S-8 filed on November 8, 1994
(No. 33-866084) and incorporated
herein by reference).

4(d)        Notice of Exercise by N. Rusell
Walden dated January 31, 1997 (filed
as an Exhibit to Registrant's Form
8-K on February 5, 1997, and
incorporated herein by reference).

4(e)        Notice of Exercise by Karen S. Hughes
dated January 31, 1997 (filed as an
Exhibit to Registrant's Form 8-K on
February 5, 1997, and incorporated
herein by reference).

4(f)        Share Security Agreement between N.
Russell Walden and Ridgewood
Properties, Inc. dated January 31,
1997 (filed as an Exhibit to
Registrant's Form 8-K on February 5,
1997, and incorporated herein by
reference).

4(g)        Share Security Agreement between
Karen S. Hughes and Ridgewood
Properties, Inc. dated January 31,
1997 (filed as an Exhibit to
Registrant's Form 8-K on February 5,
1997, and incorporated herein by
reference).

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

10(cc)     Operating Agreement between Houston
Hotel, LLC and Ridgewood Hotels, Inc.
effective December 9, 1997 (filed as
an Exhibit to Registrant's Form 10-Q
for the quarter ended May 31, 1998).

10(dd)     Operating Agreement between RW
Hurstbourne Hotel, Inc. and RW
Louisville Hotel Investors, LLC
effective May 13, 1998 (filed as an
Exhibit to Registrant's Form 10-Q for
the quarter ended May 31, 1998).

10(ee)     Operating Agreement between Ridgewood
Hotels, Inc. and Louisville Hotel,
L.P. effective June 5, 1998 (filed as
an Exhibit to Registrant's Form 10-Q
for the quarter ended May 31, 1998).

10(ff)     Amendment No. 1 to Post-Employment
Consulting Agreement between Ridgewood
Hotels, Inc. and N. Russell Walden
dated August 13, 1998.

10(gg)     Amendment No. 1 to Post-Employment
Consulting Agreement between Ridgewood
Hotels, Inc. and Byron T. Cooper dated
August 18, 1998.

10(hh)     Amendment No. 1 to Post-Employment
Consulting Agreement between Ridgewood
Hotels, Inc. and Karen S. Hughes dated
August 13, 1998.

13         1998 Annual Report to Shareholders.

22         Subsidiaries of Registrant.

27         Financial Data Schedule.

[FN]
_______________

*  Previously filed as an Exhibit to Registrant's
Registration Statement on Form 10 filed on November 19,
1985 (Securities Exchange Act File No. 0-14019), and incorporated herein by reference.