Form 10-Q
period 1998-11-30
RIDGEWOOD HOTELS INC
filed 1999-01-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1998
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No _____

Common stock, par value $.01 per share - 1,513,480 shares outstanding at November 30, 1998.


                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                        NOVEMBER 30, 1998 AND AUGUST 31, 1998
                        -------------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                 Nov. 30,        August 31,
               ASSETS                              1998             1998
               ------                           -----------      -----------
     CURRENT ASSETS:

       Cash and cash equivalents               $       969      $     1,255
       Other                                           708              722
                                               ------------     ------------
       Total current assets                          1,677            1,977

     REAL ESTATE INVESTMENTS, NET                    4,419            4,423

     OTHER ASSETS                                      847              880
                                               ------------     ------------
                                               $     6,943      $     7,280
                                               ============     ============


     The accompanying notes are an integral part of these consolidated financial statements.

                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     NOVEMBER 30, 1998 AND AUGUST 31, 1998
                     -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                      Nov. 30,      August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1998           1998
  ----------------------------------------          ------------   ------------
  CURRENT LIABILITIES:
     Accounts payable                               $       265    $       260
     Accrued salaries, bonuses and
        other compensation                                  117            107
     Accrued interest and other liabilities                 418            405
     Current maturities of long-term obligations             65             65
                                                    ------------   ------------
        Total current liabilities                           865            837

  LONG-TERM OBLIGATIONS                                   2,664          2,679

  ACCRUED PENSION EXPENSE                                   838            820
                                                    ------------   ------------
        Total liabilities                                 4,367          4,336

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' INVESTMENT:
    Series A convertible cumulative preferred stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at November 30, 1998
      and August 31, 1998, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,513,480 shares
      issued and outstanding at November 30,
      1998 and August 31, 1998                               15             15
    Note receivable from officer for
      purchase of common stock                              (75)           (75)
    Paid-in surplus                                      15,771         15,861
    Accumulated deficit since December 30, 1985         (13,585)       (13,307)
                                                    ------------   ------------
      Total shareholders' investment                      2,576          2,944
                                                    ------------   ------------
                                                    $     6,943    $     7,280
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                   RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                                                   -------------------------------- -------
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    ------------------------------- ------
                                                   ($000's omitted, except per share data)
                                                   -------------------------------- -------
                                                                 Unaudited
                                                                 ---------

                                                                            For the Three Months Ended
                                                                            --------------------------
                                                                             Nov. 30,         Nov. 30,
                                                                               1998             1997
                                                                             --------         --------
               REVENUES:
                  Revenues from wholly-owned hotel operations .......          $ 609          $   701
                  Revenues from hotel management ....................            306              254
                  Sales of real estate properties ...................             10              725
                  Equity in net income of unconsolidated
                    entities ........................................             47               --
                  Interest income ...................................              8               13
                  Other .............................................             --                3

                                                                            --------         --------

               COSTS AND EXPENSES:
                  Expenses of wholly-owned real estate properties ...            571              578
                  Costs of real estate sold .........................              5              274
                  Depreciation and amortization .....................             94               47
                  Interest expense ..................................             85               84
                  General, administration and other .................            467              503
                  Business development ..............................             36               40

                                                                            --------         --------
                                                                               1,258            1,526
                                                                            --------         --------
               NET INCOME (LOSS) .....................................        $ (278)        $    170
                                                                            ========         ========

               BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ....       $ (0.24)        $   0.05
                                                                            ========         ========

               The accompanying notes are an integral part of these consolidated financial statements.

                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                           Unaudited
                                           ---------
                                                                       For the Three Months Ended
                                                                       --------------------------
                                                                         Nov. 30,       Nov. 30,
                                                                           1998           1997
                                                                      ------------- -------------
Cash flows from operating activities:
  Net income (loss) .............................................     $       (278) $        170
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Depreciation and amortization .............................               94            47
      Gain from sales of real estate property ...................               (5)         (451)
      Increase in other assets ..................................              (14)         (427)
      Increase (decrease) in accounts payable and
        accrued liabilities .....................................               46          (105)
                                                                      ------------- -------------
      Total adjustments .........................................              121          (936)
                                                                      ------------- -------------
      Net cash used by operating activities .....................             (157)         (766)

Cash flows from investing activities:
    Proceeds from sales of real estate ..........................                9           646
    Additions to real estate properties .........................              (33)          (56)
                                                                      ------------- -------------
      Net cash provided by (used in) investing activities .......              (24)          590

Cash flows from financing activities:
    Repayments of notes payable .................................              (15)          (14)
    Payment of dividends on preferred stock .....................              (90)          (90)
                                                                      ------------- -------------
      Net cash used in financing activities .....................             (105)         (104)
                                                                      ------------- -------------
Net decrease in cash and cash equivalents .......................     $       (286) $       (280)

Cash and cash equivalents at beginning of period ................            1,255         1,596
                                                                      ------------- -------------
Cash and cash equivalents at end of period ......................     $        969  $      1,316
                                                                      ============= =============

The accompanying notes are an integral part of these consolidated financial statements.



             RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NOVEMBER 30, 1998 AND NOVEMBER 30, 1997
                         (Unaudited)

1.  GENERAL:

          Ridgewood Hotels, Inc. (the "Company") is primarily engaged in the business of acquiring, developing, operating and managing hotel properties in the Southeast and "Sunbelt" areas. Additionally, the Company owns several land parcels which are held for sale. The Company was incorporated under the laws of the State of Delaware on October 29, 1985. In January 1997, the Company changed its name from Ridgewood Properties, Inc. to Ridgewood Hotels, Inc. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

          The Company's common stock is listed in the National Association of Securities Dealers (NASDAQ) over-the-counter bulletin board service. Of the Company's issued and outstanding shares of common stock, 51% of the common stock is owned by the Company's President, N. Russell Walden. All of the Company's issued and outstanding shares of preferred stock are owned by Alarmguard Holdings, Inc.

          The accompanying financial statements of the Company present the historical cost basis amount of assets, liabilities and shareholders' investment of the real estate business for the periods presented. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its investments in unconsolidated entities after the elimination of all intercompany amounts.

2.  BASIS OF PRESENTATION:

          The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1998. The results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1999.

          The Company has net operating loss carryforwards for both book and tax purposes which may be used to offset future taxable income.

          For the purpose of the Statement of Cash Flows, cash includes cash equivalents which are highly liquid investments with maturity of three months or less.

          The Company accounts for its investments in unconsolidated entities under the equity method of accounting after the elimination of all intercompany transactions.

          Certain prior year amounts have been reclassified to conform with the current presentation.

3.  INCOME TAXES:

          The Company's income tax provision for the three months ended November 30, 1998 and November 30, 1997 is as follows:

                                        For the Three
                                        Months Ended
                                        -------------
                                     Nov. 30,    Nov. 30,
                                      1998        1997
                                    --------    --------
Income tax provision                      --     $80,000
Utilization of net operating
   loss carryforwards                     --      80,000
                                     --------    --------
Net income tax provision                  --          --
                                     ========    ========



4.  SHAREHOLDERS' INVESTMENT:

Loss Per Share --

          The following table sets forth the computation of basic and diluted loss per share:

                                      For the Three Months Ended
                                      --------------------------
                                     November 30,    November 30,
                                        1998            1997
                                     ------------    ------------
     Net income (loss)               $ (278,000)     $  170,000
     Less preferred dividends           (90,000)        (90,000)
                                     ----------      ----------
     Net income (loss) available
       to common shareholders        $ (368,000)     $   80,000

     Weighted average shares
       outstanding - basic and
       diluted                        1,513,000       1,538,000
                                     ==========      ==========

     Net income (loss) per share -
       basic and diluted             $   (0.24)      $     0.05
                                     =========       ==========

The effect of the Company's stock options and convertible securities was excluded from the computations for November 30, 1998 and 1997 as it is antidilutive. Accordingly, for the periods presented, diluted net loss per share is the same as basic net loss per share.

          The $75,000 promissory note due from the Chief Financial Officer was extended and is payable in full on January 31, 1999 and accrues interest at a rate per annum of 8.25%.

5.  INVESTMENT IN UNCONSOLIDATED ENTITIES

          On November 24, 1998, RW Hotel Partners, L.P., a limited partnership of which the Company is the sole general partner, sold one of its remaining two hotels. The only remaining hotel in the partnership is in Thomasville, Georgia. The Company did not receive any cash upon the sale of the hotel and, based upon management's estimate, the Company will not receive cash upon the sale of the remaining hotel. As of November 30, 1998, the carrying value of the Company's investment in the partnership is -0-.

          The Company is currently receiving the 13% preferred return, management and incentive fees, and also anticipates receiving 20% of distributable cash from its two unconsolidated entities, Houston Hotel, LLC and RW Louisville Hotel Associates, LLC.

          The Company's investment in unconsolidated entities is included in real estate investments on the balance sheet.



       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998
                   COMPARED TO THE THREE MONTHS ENDED
                           NOVEMBER 30, 1997


LIQUIDITY AND CAPITAL RESOURCES --

          In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of November 30, 1998, there was approximately $233,000 of escrowed funds related to this loan agreement.

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

RW Louisville Hotel Associates, LLC

          On May 13, 1998, RW Louisville Hotel Associates LLC ("RW Louisville Hotel Associates") was organized as a limited liability company under the laws of the State of Delaware. The purpose which RW Louisville Hotel Associates was organized is limited solely to owning and managing the Holiday Inn ("the Hotel") in Louisville, Kentucky. The Company's investment in RW Hotel Partners, L.P. of $337,500 (see above) was transferred to RW Louisville Hotel Associates at its historical basis. Simultaneously, the Company invested $362,000 into Louisville Hotel, LLC. The combined equity of $699,500 represents a 10% interest in the Hotel. Louisville Hotel, LLC loaned $3,620,000 to the Hotel.

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

         The Company has a management agreement with the owner of three hotels wherein it receives a management fee equal to 3% of revenues plus 15% of the net operating income plus 5% of any profit realized upon the sale of the hotels.

          Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell its real estate assets, seek alternative financing or otherwise recapitalize the Company. There is currently approximately $450,000 of available cash. This available cash will be used to fund operating losses until new sources of income can be generated. The Company also intends to aggressively pursue the acquisition of hotels and hotel management contracts through entities similar to those described above which would provide additional cash flow. As hotel properties are acquired, the Company plans to enter into management agreements to manage those properties. However, given increased competition in the hotel acquisition market, acquisitions of economically viable properties are more difficult to identify and purchase.

          The Company owns one hotel, has 10% ownership interest in two other hotels and has a 1% ownership interest in another. The Company also currently has eight other hotels which it manages but has no ownership interest. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisors, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

RESULTS OF OPERATIONS --

          Operating revenues decreased approximately $92,000, or 13% for the three months ended November 30, 1998 compared to the three months ended November 30, 1997 due to decreased occupancy at the Company's hotel in Longwood, Florida. Several new hotels opened near the hotel in Longwood, temporarily creating a very competitive market.

          Revenues from hotel management increased approximately
$52,000, or 20%, for the three months ended November 30, 1998 compared to the three months ended November 30, 1997 due to overall increased revenues at the hotels managed by the Company.

          Equity in net income of unconsolidated entities was $47,000 during the three months ended November 30, 1998 compared to none during the three months ended November 30, 1997. The Company had not invested in the two entities during the three months ended November 30, 1997 which are now generating the equity during fiscal year 1999.

          During the three months ended November 30, 1998, the Company had gains from real estate sales of approximately $5,000. The Company had gains from real estate sales of approximately $451,000 for the three months ended November 30, 1997. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

          Depreciation and amortization increased by $47,000, or 100%, during the three months ended November 30, 1998 compared to the three months ended November 30, 1997 due to the amortization of certain management agreements and participation fees.

          General, administration and other expenses decreased approximately $36,000, or 7%, for the three months ended November 30, 1998 compared to the three months ended November 30, 1997 as a result of overall slightly decreased overhead.

YEAR 2000 --

          The Company has established policies and procedures to coordinate changes to computer systems and applications necessary to achieve a Year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the Year 2000 and beyond. Major areas of potential business impact have been identified and conversion efforts have been completed or are underway. The Company's primary operating and financial systems are already Year 2000 compliant. The Company also is communicating with suppliers, vendors, financial institutions and others with which it does business to coordinate Year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the conversion planning, but is not expected to be material.

                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         A.  Exhibits:

             27  Financial Data Schedule


         B.  Reports on Form 8-K:

             No exhibits or reports on Form 8-K were filed during the three months ended November 30, 1998.

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