Form 10-Q
period 1999-02-28
RIDGEWOOD HOTELS INC
filed 1999-04-13
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1999
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No _____

Common stock, par value $.01 per share - 1,513,480 shares outstanding at February 28, 1999.


                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                        FEBRUARY 28, 1999 AND AUGUST 31, 1998
                        -------------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                 Feb. 28,        August 31,
               ASSETS                              1999             1998
               ------                           -----------      -----------
     CURRENT ASSETS:

       Cash and cash equivalents               $       494      $     1,255
       Other                                           600              722
                                               ------------     ------------
       Total current assets                          1,094            1,977

     REAL ESTATE INVESTMENTS, NET                    4,486            4,423

     OTHER ASSETS                                      791              880
                                               ------------     ------------
                                               $     6,371      $     7,280
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     FEBRUARY 28, 1999 AND AUGUST 31, 1998
                     -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                      Feb. 28,      August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1999           1998
  ----------------------------------------          ------------   ------------
  CURRENT LIABILITIES:
     Accounts payable                               $       250    $       260
     Accrued salaries, bonuses and
        other compensation                                   78            107
     Accrued interest and other liabilities                 357            405
     Current maturities of long-term obligations             53             65
                                                    ------------   ------------
        Total current liabilities                           738            837

  LONG-TERM OBLIGATIONS                                   2,660          2,679

  ACCRUED PENSION EXPENSE                                   857            820
                                                    ------------   ------------
        Total liabilities                                 4,255          4,336

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' INVESTMENT:
    Series A convertible cumulative preferred stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at February 28, 1999
      and August 31, 1998, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,513,480 shares
      issued and outstanding at February 28,
      1999 and August 31, 1998                               15             15
    Note receivable from officer for
      purchase of common stock                              (75)           (75)
    Paid-in surplus                                      15,681         15,861
    Accumulated deficit since December 30, 1985         (13,955)       (13,307)
                                                    ------------   ------------
      Total shareholders' investment                      2,116          2,944
                                                    ------------   ------------
                                                    $     6,371    $     7,280
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                            RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                                            ---------------------------------------
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             -------------------------------------
                                            ($000's omitted, except per share data)
                                            ---------------------------------------
                                                          Unaudited
                                                          ---------

                                                                     For the Three Months Ended    For the Six Months Ended
                                                                    ---------------------------    ------------------------
                                                                      Feb. 28,        Feb. 28      Feb. 28,      Feb. 28,
                                                                        1999            1998         1999          1998
                                                                    ------------   ------------    ---------     ---------
 REVENUES:
    Revenues from wholly-owned hotel operations .......             $    727        $     866      $  1,336      $   1,567
    Revenues from hotel management ....................                  229              222           535            476
    Sales of real estate properties ...................                   --              850            10          1,575
    Equity in net income of unconsolidated
      entities ........................................                   34               --            81             --
    Interest income ...................................                    2                7            10             20
    Other .............................................                   --               57            --             60
                                                                -------------    -------------    ----------     ----------
                                                                         992            2,002         1,972          3,698
                                                                -------------    -------------    ----------     ----------
 COSTS AND EXPENSES:
    Expenses of wholly-owned real estate properties ...                  620              615         1,191          1,193
    Costs of real estate sold .........................                   --              580             5            854
    Depreciation and amortization .....................                   93               48           187             95
    Interest expense ..................................                   85               84           170            168
    General, administration and other .................                  524              547           990          1,050
    Business development ..............................                   41              114            77            154
                                                                -------------    -------------    ----------    ----------
                                                                       1,363            1,988         2,620          3,514
                                                                -------------    -------------    ----------    ----------
 NET INCOME (LOSS) .....................................        $       (371)    $         14     $    (648)    $      184
                                                                =============    =============    ==========    ==========
 BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ....        $      (0.30)    $      (0.05)    $   (0.55)    $       --
                                                                =============    =============    ==========    ==========


 The accompanying notes are an integral part of these consolidated financial statements.

                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                           Unaudited
                                           ---------
                                                                       For the Six Months Ended

                                                                       ------------------------
                                                                         Feb. 28,       Feb. 28,
                                                                           1999           1998
                                                                      -------------  -------------
Cash flows from operating activities:
  Net income (loss) .............................................     $       (648)  $        184
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Depreciation and amortization .............................               187            95
      Gain from sales of real estate property ...................                (5)         (721)
      Decrease (increase) in other assets .......................                89           (22)
      Decrease in accounts payable and
        accrued liabilities .....................................              (141)         (123)
                                                                        ------------- ------------
      Total adjustments .........................................               130          (771)
                                                                        ------------- ------------
      Net cash used by operating activities .....................              (518)         (587)

Cash flows from investing activities:
    Proceeds from sales of real estate ..........................                 9         1,450
    Additions to real estate properties .........................               (41)          (76)
    Investment in unconsolidated entities .......................                --          (316)
                                                                       -------------  ------------
      Net cash provided by (used in) investing activities .......               (32)        1,058

Cash flows from financing activities:
    Repayments of notes payable .................................               (31)          (29)
    Payment of dividends on preferred stock .....................              (180)         (180)
                                                                       -------------  ------------
      Net cash used in financing activities .....................              (211)         (209)
                                                                       -------------  ------------
Net decrease in cash and cash equivalents .......................      $       (761)  $       262

Cash and cash equivalents at beginning of period ................             1,255         1,596
                                                                       -------------  ------------
Cash and cash equivalents at end of period ......................      $        494   $     1,858
                                                                       =============  ============

The accompanying notes are an integral part of these consolidated financial statements.


                RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
                              (Unaudited)

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

3.  INCOME TAXES:

                    The Company's income tax provision for the three months ended November 30, 1998 and November 30, 1997 is as follows:

                                For the Three         For the Six
                                Months Ended          Months Ended
                                -------------         ------------
                            Feb. 28,    Feb. 28,   Feb. 28,  Feb. 28,
                              1999        1998       1999      1998
                             --------   ---------  -------- ---------
Income tax provision              --     $ 6,600       --    $73,000
Utilization of net operating
   loss carryforwards             --      (6,600)      --    (73,000)
                             --------    --------  -------- ---------
Net income tax provision          --          --       --      --
                             ========    ========  ======== =========


4.  SHAREHOLDERS' INVESTMENT:

Loss Per Share --

           The following table sets forth the computation of basic and diluted loss per share:

                           For the Three            For the Six
                           Months Ended             Months Ended
                    -------------------------- ----------------------
                       Feb. 28,      Feb. 28,    Feb. 28,   Feb. 28,
                         1999         1998         1999       1998
                       --------      --------    --------   --------
Net income (loss)    $ (371,000)  $   14,000  $  (648,000) $ 184,000
Less preferred
  dividends             (90,000)     (90,000)    (180,000)  (180,000)
                     ----------   ----------    ---------   --------
Net income (loss)
  available to common
  shareholders       $ (461,000)  $  (76,000)  $ (828,000) $   4,000

Weighted average
  shares outstanding -
  basic and diluted   1,513,000    1,538,000    1,513,000  1,538,000
                     ==========   ==========   ==========  =========

Net income (loss)
  per share - basic
  and diluted        $   (0.30)   $   (0.05)  $    (0.55)  $     --
                     ==========   ==========  ===========  =========

The effect of the Company's stock options and convertible securities was excluded from the computations for February 28, 1999 and 1998 as it is antidilutive. Accordingly, for the periods presented, diluted net loss per share is the same as basic net loss per share.

           The $75,000 promissory note due from the Chief Financial Officer was paid in full on April 2, 1999.

5.  INVESTMENT IN UNCONSOLIDATED ENTITIES

           On November 24, 1998, RW Hotel Partners, L.P., a limited partnership of which the Company is the sole general partner, sold one of its remaining two hotels. The only remaining hotel in the partnership is in Thomasville, Georgia. The Company did not receive any cash upon the sale of the hotel and, based upon management's estimate, the Company will not receive cash upon the sale of the remaining hotel. As of February 28, 1999, the carrying value of the Company's investment in the partnership is -0-.

           The Company is currently receiving the 13% preferred return, management and incentive fees, and also anticipates receiving 20% of distributable cash from its two unconsolidated entities, Houston Hotel, LLC and RW Louisville Hotel Associates, LLC.

           The Company's investment in unconsolidated entities is included in real estate investments on the balance sheet.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1999
               COMPARED TO THE THREE AND SIX MONTHS ENDED
                           FEBRUARY 28, 1998


LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of February 28, 1999, there was approximately $157,000 of escrowed funds related to this loan agreement.

           On March 30, 1999, the Company sold a parcel of land in Ohio for net proceeds of approximately $333,000.

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

           Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell its real estate assets, seek alternative financing or otherwise recapitalize the Company. There is currently approximately $500,000 of available cash. This available cash will be used to fund operating losses until new sources of income can be generated. The Company also intends to aggressively pursue the acquisition of hotels and hotel management contracts through entities similar to those described above which would provide additional cash flow. As hotel properties are acquired, the Company plans to enter into management agreements to manage those properties. However, given increased competition in the hotel acquisition market, acquisitions of economically viable properties are more difficult to identify and purchase.

           The Company owns one hotel, has 10% ownership interest in two other hotels and has a 1% ownership interest in another. The Company also currently has 13 other hotels which it manages but has no ownership interest. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisors, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

RESULTS OF OPERATIONS --

           Operating revenues decreased approximately $139,000, or 16%, and $231,000, or 15%, for the three and six months ended
February 28, 1999, respectively, compared to the three and six months ended February 28, 1998 due to decreased revenues at the Company's hotel in Florida. Several new hotels opened near the hotel in Longwood, temporarily creating a very competitive market.

           Revenues from hotel management increased approximately $7,000, or 3%, and $59,000, or 12%, for the three and six months ended February 28, 1999, respectively, compared to the three and six months ended February 28, 1998 due to overall increased revenues at the hotels managed by the Company.

           Equity in net income of unconsolidated entities was $34,000 and $81,000, respectively, during the three and six months ended February 28, 1999 compared to -0- during the three and six months ended February 28, 1998. The Company invested in one entity on December 31, 1997, but as of February 28, 1998, no equity had been recognized.

           The Company had gains from real estate sales of approximately -0- and $5,000, respectively, for the three and six months ended February 28, 1999. During the three and six months ended February 28, 1998, the Company had gains from real estate sales of approximately $270,000 and $721,000, respectively. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

           During the three and six months ended February 28, 1998, the Company reocgnized other revenue of approximately $57,000 from its investment in a small joint venture which develops residential lots in Atlanta, Georgia.

           Depreciation and amortization increased by $45,000, or 94%, and $92,000, or 97%, during the three and six months ended February 28, 1999 compared to the three and six months ended February 28, 1998 due to the amortization of certain management agreements and participation fees.

           General, administration and other expenses decreased approximately $23,000, or 4%, and $60,000, or 6%, for the three and six months ended February 28, 1999 compared to the three and six months ended February 28, 1998 as a result of overall slightly decreased overhead.

           Business development expenses decreased $73,000, or 64%, and $77,000, or 50%, for the three and six months ended February 28, 1999, respectively, compared to the three and six months ended February 28, 1998. The decrease was due to certain due diligence costs incurred on several hotels considered for acquisition but never purchased during fiscal year ended 1998.

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

                 PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of shareholders of the Company was held on January 26, 1999. At the annual meeting, three directors were elected by the holders of the Company's common stock, par value $0.01 per share. The votes were as follows:

           Director           For           Abstain

     Michael M. Earley      909,631          4,480
     Luther A. Henderson    912,511          1,600
     N. Russell Walden      912,631          1,480


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:

             27  Financial Data Schedule


         B.  Reports on Form 8-K:

             No exhibits or reports on Form 8-K were filed during the three months ended February 28, 1999.

                         SIGNATURES


           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIDGEWOOD HOTELS, INC.



                              By: /s/ N. R. Walden______
                                  N. Russell Walden
                                  President



                              By: /s/ Karen S. Hughes___
                                  Karen S. Hughes
                                  Vice President,
                                  Chief Accounting Officer



Date:  April 13, 1999