Form 10-Q
period 1999-03-31
RIDGEWOOD HOTELS INC
filed 1999-07-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1999
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No _____

Common stock, par value $.01 per share - 1,513,480 shares outstanding at May 31, 1999.


                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                        MAY 31, 1999 AND AUGUST 31, 1998
                        --------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                  May 31,        August 31,
               ASSETS                              1999             1998
               ------                           -----------      -----------
     CURRENT ASSETS:

       Cash and cash equivalents               $       686      $     1,255
       Other                                           660              722
                                               ------------     ------------
       Total current assets                          1,346            1,977

     REAL ESTATE INVESTMENTS, NET                    4,223            4,423

     OTHER ASSETS                                      734              880
                                               ------------     ------------
                                               $     6,303      $     7,280
                                               ============     ============

The accompanying notes are an integral part of these consolidated financial statements.


                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     MAY 31, 1999 AND AUGUST 31, 1998
                     --------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                       May 31,      August 31,
  LIABILITIES AND SHAREHOLDERS' INVESTMENT              1999           1998
  ----------------------------------------          ------------   ------------
  CURRENT LIABILITIES:
     Accounts payable                               $       175    $       260
     Accrued salaries, bonuses and
        other compensation                                   87            107
     Accrued interest and other liabilities                 537            405
     Current maturities of long-term obligations             45             65
                                                    ------------   ------------
        Total current liabilities                           844            837

  LONG-TERM OBLIGATIONS                                   2,651          2,679

  ACCRUED PENSION EXPENSE                                   875            820
                                                    ------------   ------------
        Total liabilities                                 4,370          4,336

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' INVESTMENT:
    Series A convertible cumulative preferred stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding at May 31, 1999
      and August 31, 1998, liquidation preference
      and callable at $3,600,000.                           450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,513,480 shares
      issued and outstanding at May 31,
      1999 and August 31, 1998                               15             15
    Note receivable from officer for
      purchase of common stock                               --            (75)
    Paid-in surplus                                      15,591         15,861
    Accumulated deficit since December 30, 1985         (14,123)       (13,307)
                                                    ------------   ------------
      Total shareholders' investment                      1,933          2,944
                                                    ------------   ------------
                                                    $     6,303    $     7,280
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


                                            RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                                            ---------------------------------------
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             -------------------------------------
                                            ($000's omitted, except per share data)
                                            ---------------------------------------
                                                          Unaudited
                                                          ---------

                                                                     For the Three Months Ended       For the Nine Months Ended
                                                                    -----------------------------     -----------------------
                                                                      May 31,          May 31,         May 31,       May 31,
                                                                        1999             1998           1999          1998
                                                                    ------------     ------------     ---------     ---------
        REVENUES:
           Revenues from wholly-owned hotel operations .......     $        806     $        817     $   2,142     $   2,383
           Revenues from hotel management ....................              302              285           837           761
           Sales of real estate properties ...................              428               55           438         1,630
           Equity in net income of unconsolidated
             entities ........................................               38               93           119            93
           Interest income ...................................                1               19            11            39
           Other .............................................               --               47            --           107
                                                                   -------------    -------------    ----------    ----------
                                                                          1,575            1,316         3,547         5,013
                                                                   -------------    -------------    ----------    ----------
        COSTS AND EXPENSES:
           Expenses of wholly-owned real estate properties ...              613              607         1,805         1,799
           Costs of real estate sold .........................              354               55           358           909
           Depreciation and amortization .....................               90               73           277           168
           Interest expense ..................................               85               85           255           253
           General, administration and other .................              567              488         1,557         1,539
           Business development ..............................               34              119           111           273
                                                                   -------------    -------------    ----------    ----------
                                                                          1,743            1,427         4,363         4,941
                                                                   -------------    -------------    ----------    ----------
        NET INCOME (LOSS) .....................................    $       (168)    $       (111)    $    (816)    $      72
                                                                   =============    =============    ==========    ==========
        BASIC AND DILUTED LOSS PER COMMON SHARE ...............    $      (0.17)    $      (0.13)    $   (0.72)    $   (0.13)
                                                                   =============    =============    ==========    ==========


        The accompanying notes are an integral part of these consolidated financial statements.


                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                           Unaudited
                                           ---------
                                                                       For the Nine Months Ended
                                                                       ------------------------
                                                                         May 31,           May 31,
                                                                           1999              1998
                                                                      -------------     -------------
Cash flows from operating activities:
  Net income (loss) .............................................     $       (816)     $         72
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Depreciation and amortization .............................              277               168
      Gain from sales of real estate property ...................              (80)             (721)
      Decrease (increase) in other assets .......................              104                23
      Decrease in accounts payable and
        accrued liabilities .....................................             (179)             (142)
                                                                      -------------     -------------
      Total adjustments .........................................              122              (672)
                                                                      -------------     -------------
      Net cash used by operating activities .....................             (694)             (600)

Cash flows from investing activities:
    Proceeds from sales of real estate ..........................              413             1,503
    Additions to real estate properties .........................              (60)              (83)
    Investment in unconsolidated entities .......................               --              (316)
                                                                      -------------     -------------
      Net cash provided by investing activities .................              353             1,104

Cash flows from financing activities:
    Repayments of notes payable .................................              (48)              (44)
    Payment of dividends on preferred stock .....................             (180)             (270)
    Repurchase of common stock ..................................               --              (112)
                                                                      -------------     -------------
      Net cash used in financing activities .....................             (228)             (426)
                                                                      -------------     -------------
Net (decrease) increase in cash and cash equivalents ............     $       (569)     $         78

Cash and cash equivalents at beginning of period ................            1,255             1,596
                                                                      -------------     -------------
Cash and cash equivalents at end of period ......................     $        686      $      1,674
                                                                      =============     =============

Supplemental disclosure of cash flow information and                       1999              1998
  non-cash activity:                                                   ------------      ------------
    Decrease in allowance for possible losses due to
      sale of parcel of land                                          $    128,000      $     97,000
                                                                      =============     =============

The accompanying notes are an integral part of these consolidated financial statements.





             RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1999 AND MAY 31, 1998
                         (Unaudited)

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1998. The results of operations for the nine months ended May 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 1999.

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

3.  INCOME TAXES:

          The Company's income tax provision for the three and nine months ended May 31, 1999 and May 31, 1998 is as follows:

                                For the Three         For the Nine
                                Months Ended          Months Ended
                                -------------         ------------
                             May 31,     May 31,    May 31,   May 31,
                              1999        1998       1999      1998
                             --------   ---------  -------- ---------
Income tax provision              --     $    --       --    $29,000
Utilization of net operating
   loss carryforwards             --          --       --    (29,000)
                             --------    --------  -------- ---------
Net income tax provision          --          --       --      --
                             ========    ========  ======== =========

4.  SHAREHOLDERS' INVESTMENT:

Loss Per Share --

           The following table sets forth the computation of basic and diluted loss per share:

                           For the Three            For the Nine
                           Months Ended             Months Ended
                    -------------------------- ----------------------
                        May 31,       May 31,     May 31,    May 31,
                         1999         1998         1999       1998
                       --------      --------    --------   --------
Net income (loss)    $ (168,000)  $ (111,000) $  (816,000) $  72,000
Less preferred
  dividends             (90,000)     (90,000)    (270,000)  (270,000)
                     ----------   ----------    ---------   --------
Net loss available
  to common share-
  holders            $ (258,000)  $ (201,000) $(1,086,000) $(198,000)

Weighted average
  shares outstanding -
  basic and diluted   1,513,000    1,514,000    1,513,000  1,530,000
                     ==========   ==========   ==========  =========

Net loss per share -
  basic and diluted  $   (0.17)   $   (0.13)  $    (0.72)  $  (0.13)
                     ==========   ==========  ===========  =========

The effect of the Company's stock options and convertible securities was excluded from the computations for May 31, 1999 and 1998 as it is antidilutive. Accordingly, for the periods presented, diluted net loss per share is the same as basic net loss per share.

           The $90,000 preferred dividend due May 1, 1999 is outstanding.

           The $75,000 promissory note due from the Chief Financial Officer was paid in full on April 2, 1999.

5.  INVESTMENT IN UNCONSOLIDATED ENTITIES

           On November 24, 1998, RW Hotel Partners, L.P., a limited partnership of which the Company is the sole general partner, sold one of its remaining two hotels. The only remaining hotel in the partnership is in Thomasville, Georgia. The Company did not receive any cash upon the sale of the hotel and, based upon management's estimate, the Company will not receive cash upon the sale of the remaining hotel. As of May 31, 1999, the carrying value of the Company's investment in the partnership is -0-.

           The Company is currently receiving the 13% preferred return, management and incentive fees, and also anticipates receiving 20% of distributable cash from its two unconsolidated entities, Houston Hotel, LLC and RW Louisville Hotel Associates, LLC.

           The Company's investment in unconsolidated entities is included in real estate investments on the balance sheet.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1999
              COMPARED TO THE THREE AND NINE MONTHS ENDED
                             MAY 31, 1998


LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $20,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise. As of May 31, 1999, there was approximately $199,000 of escrowed funds related to this loan agreement.

           In March 1999, the Company sold a parcel of land in Ohio for net proceeds of approximately $339,000. In April 1999, the Company sold a parcel of land in Texas for net proceeds of approximately $65,000.

           In June 1999, the Company entered into a contract for the sale of its hotel and land in Longwood, Florida for approximately $6.1 million. The Company would recognize net profit on the sale of approximately $4,000,000. There are numerous contingencies which allow the seller to cancel the contract. Closing would occur approximately 150 days from the contract date.

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

           Since the Company is not currently generating sufficient operating cash to cover overhead and debt service, the Company must continue to sell its real estate assets, seek alternative financing or otherwise recapitalize the Company. There is currently approximately $470,000 of available cash. This available cash will be used to fund operating losses until new sources of income can be generated. The Company also intends to aggressively pursue the acquisition of hotels and hotel management contracts through entities similar to those described above which would provide additional cash flow. As hotel properties are acquired, the Company plans to enter into management agreements to manage those properties. However, given increased competition in the hotel acquisition market, acquisitions of economically viable properties are more difficult to identify and purchase.

           The Company owns one hotel, has 10% ownership interest in two joint ventures that own two other hotels and has a 1% ownership interest in another joint venture that owns one hotel. The Company also currently has 12 other hotels which it manages but has no ownership interest. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisors, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

RESULTS OF OPERATIONS --

           Revenues from wholly-owned hotel operations decreased approximately $11,000, or 1%, and $241,000, or 10%, for the three and nine months ended May 31, 1999, respectively, compared to the three and nine months ended May 31, 1998 due to decreased revenues at the Company's hotel in Florida. Several new hotels opened near the hotel in Longwood, temporarily creating a very competitive market.

           Revenues from hotel management increased approximately $17,000, or 6%, and $76,000, or 10%, for the three and nine months ended May 31, 1999, respectively, compared to the three and nine months ended May 31, 1998 due to overall increased revenues at the hotels managed by the Company.

           Equity in net income of unconsolidated entities was $38,000 and $119,000, respectively, during the three and nine months ended May 31, 1999 compared to $93,000 during the three and nine months ended May 31, 1998.

           The Company had gains from real estate sales of approximately $74,000 and $80,000, respectively, for the three and nine months ended May 31, 1999. During the three and nine months ended May 31, 1998, the Company had gains from real estate sales of approximately -0- and $721,000, respectively. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

           During the three and nine months ended May 31, 1998, other income was $47,000 and $107,000, respectively. For the three months ended May 31, 1998, the Company recognized $47,000 of other income for a dividend received from its property and liability insurer for a low claims history. For the nine months ended May 31, 1998, the Company also recognized other income of approximately $60,000 from its investment in a small joint venture which develops residential lots in Atlanta, Georgia.

           Depreciation and amortization increased by $17,000, or 23%, and $109,000, or 65%, during the three and nine months ended May 31, 1999 compared to the three and nine months ended May 31, 1998 due to the amortization of certain management agreements and participation fees.

           General, administration and other expenses increased approximately $79,000, or 16%, and $18,000, or 1%, for the three and nine months ended May 31, 1999 compared to the three and nine months ended May 31, 1998 as a result of overall slightly increased overhead.

           Business development expenses decreased $85,000, or 71%, and $162,000, or 59%, for the three and nine months ended May 31, 1999, respectively, compared to the three and nine months ended May 31, 1998. The decrease was due to certain due diligence costs incurred on several hotels considered for acquisition but never purchased during fiscal year ended 1998.

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

                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:

             27  Financial Data Schedule


         B.  Reports on Form 8-K:

             No exhibits or reports on Form 8-K were filed during the three months ended May 31, 1999.



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



Date:  July 14, 1999