Form 10-K
period 1999-08-31
RIDGEWOOD HOTELS INC
filed 1999-11-24
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Aggregate market value of voting stock held by non-affiliates on October 31, 1999 - $793,000; Common shares outstanding on October 31, 1999 - 1,513,480 shares

(1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1999 (the "1999 Annual Report to Shareholders") are incorporated by reference in Part II of this Report.
(2) Portions of the registrant's definitive Proxy Statement relating to the 2000 Annual Meeting (the "2000 Proxy Statement") to be filed with the Commission on or about December 15, 1999, are incorporated by reference in Part III of this Report.


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

     The Company has invested in three hotel entities as follows:

RW Hotel Partners, L.P.

     On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Georgia, Inc., a Georgia corporation ("Ridgewood Georgia") which became the sole general partner in the Partnership with RW Hotel Investments Associates, LLC ("Investor") as the limited partner. Ridgewood Georgia has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement") which are discussed below. The Partnership was originally formed to acquire a hotel property in Louisville, Kentucky, but subsequently purchased five additional hotels. The Partnership purchased the hotel in Louisville, Kentucky for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. Three of the Georgia hotels were sold at a loss in March 1998, and the hotel in Louisville was transferred to a new entity in June 1998 in conjunction with refinancing that hotel (see below). The hotel in Orangeburg, South Carolina was sold for a loss in November 1998. The remaining hotel in the Partnership is in Thomasville, Georgia. See Subsequent Events in Notes to Consolidated Financial Statements in the 1999 Annual Report.

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

     Management of the Partnership intends to adopt a plan of liquidation and will sell the remaining hotel. Based on management's estimate, Ridgewood Georgia will not receive cash in excess of its investment in the Partnership. See Subsequent Events in Notes to Consolidated Financial Statements in the 1999 Annual Report.

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

     Total management fees for the years ended August 31, 1999, 1998 and 1997 were approximately $68,000, $233,000 and $301,000, respectively.

     On March 17, 1998, the Partnership sold three of its six hotels. The Company signed a management agreement with the new owner of the three hotels wherein it will receive a management fee equal to 3% of revenues plus 15% of the net operating income plus 5% of any profit realized upon the sale of the hotels. In connection with the management agreement, the Company received management fees totaling approximately $191,000 and $114,000 for the years ended August 31, 1999 and 1998, respectively.

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

     In connection with the management agreement, the Company received management fees totaling approximately $98,000 and $83,000 for the year ended August 31, 1999 and 1998, respectively.

     See Subsequent Events in Notes to Consolidated Financial Statements in the 1999 Annual Report.

RW Louisville Hotel Associates, LLC

     On May 13, 1998, RW Louisville Hotel Associates LLC ("RW Louisville Hotel Associates") was organized as a limited liability company under the laws of the State of Delaware. The purpose which RW Louisville Hotel Associates was organized is limited solely to owning and managing the Holiday Inn ("the Hotel") in Louisville, Kentucky. The Company's investment in RW Hotel Partners, L.P. of $337,500 (see above) was transferred to RW Louisville Hotel Associates at its historical basis. Simultaneously, the Company invested $362,000 into Louisville Hotel, LLC. The combined equity of $699,500 represents a 10% interest in the Hotel. Louisville Hotel, LLC loaned $3,620,000 to the Hotel in return for all cash flows generated from the Hotel.

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

     In connection with the management agreement, the Company received management fees totaling approximately $285,000 and $57,000 for the years ended August 31, 1999 and 1998, respectively.

     See Subsequent Events in Notes to Consolidated Financial Statements in the 1999 Annual Report.

     The hotel management business has become very competitive. In order to obtain management agreements, owners of hotels are frequently requiring management companies to acquire an ownership in the hotel. The hotel industry has become very attractive to many investors and, in turn, it has become very competitive to purchase hotels. This has also prompted the building of many new hotels in various markets. The Company believes that it is in a position to remain competitive in this industry. The Company has the ability to provide the management expertise to manage the acquisitions, operations and ultimate disposition of properties so acquired for both the Company and for third-party owners. As the Company identifies hotel properties for acquisition by others, it will enter into management agreements to manage those properties.

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

      The annual average occupancy of the Company's only hotel was approximately 56% for the fiscal year 1999.

     The Company's principal office is located at 2859 Paces Ferry Road, Suite 700, Atlanta, Georgia 30339 (telephone number: (770) 434-3670). The Company employed approximately 90 persons (of which 17 were located at its principal office) at August 31, 1999.

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

     The Company's operating properties are as follows:

Name of Hotel    Location      # of Rooms  Ownership Interest

Ramada Inn       Longwood, FL      192    Wholly-Owned (a)
Holiday Inn      Thomasville, GA   147    (b)
Holiday Inn      Louisville, KY    267    (c)
Hampton Inn      Houston, TX       176    (d)

(a) The hotel serves as collateral for the Company's $2,677,000 term loan with a commercial lender.

(b) The Company has a 1% ownership interest in this hotel as the general partner of RW Hotel Partners, L.P., which owns the hotels.
     See Subsequent Events in Notes to Consolidated Financial Statements in the 1999 Annual Report.

(c)  The Company has a 10% ownership interest in this hotel as a   member
     of RW Louisville Hotel Associates, LLC and Louisville Hotel, LLC, which owns the hotel. See Subsequent Events in Notes to Consolidated Financial Statements in the 1999 Annual Report.

(d) The Company has a 10% ownership interest in this hotel as a member of Houston Hotel, LLC, which owns the hotel. See Subsequent Events in Notes to Consolidated Financial Statements in the 1999 Annual Report.

     The Company also holds six land parcels for sale, two of which are located in Florida, one in Georgia and one each in Texas, Ohio and Arizona. For further information on such properties, see the accompanying consolidated financial statements and Schedule III, Real Estate and Accumulated Depreciation, contained elsewhere herein.

Item 3.  Legal Proceedings

     On May 2, 1995 a complaint was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled William N. Strassburger v. Michael M. Early, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Hotels, Inc., nominal defendant, C.A. No. 14267 (the "Complaint"). The plaintiff is an individual shareholder of the Company who purports to file the Complaint individually, representatively on behalf of all similarly situated shareholders, and derivatively on behalf of the Company. The Complaint challenges the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd. in five counts, denominated Waste of Corporate Assets, Breach of Duty of Loyalty to Ridgewood, Breach of Duty of Good Faith, Intentional Misconduct, and Breach of Duty of Loyalty and Good Faith to Class. On July 5, 1995, the Company filed a timely answer generally denying the material allegations of the complaint and asserting several affirmative defenses. Discovery has been concluded, and on March 19, 1998, the Court dismissed all class claims, with only the derivative claims remaining for trial. The case was tried to Vice Chancellor Jacobs during the period February 1 through February 3, 1999. All post-trial briefing and oral argument has been concluded, and the case has been submitted for decision by the Court.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended August 31, 1999.

                          PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     Information regarding the market for the Company's common stock, the Company's dividend policy and the approximate number of holders of the common stock at October 31, 1999, is included under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 1 of the 1999 Annual Report to Shareholders and is incorporated herein by reference. There were no sales of unregistered securities of the Company in the fourth quarter of the Company's fiscal year ended August 31, 1999.

Item 6.  Selected Financial Data

     A summary of selected financial data for the Company for the fiscal years 1995 through 1999 is included under the caption entitled "Selected Financial Data" on page 3 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information regarding the Company's financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 10 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements

     Consolidated financial statements and notes thereto for the Company, which are included on pages 11 through 37 of the 1999 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

     Consolidated Balance Sheets at August 31, 1999 and 1998.

     Consolidated Statements of Operations for the years ended August 31, 1999, 1998 and 1997.

     Consolidated Statements of Shareholders' Investment for the years ended August 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows for the years ended August 31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None.

                          PART III

Item 10.  Directors and Executive Officers of the
          Registrant

     Information required by this item with respect to directors and with respect to Item 405 of Regulation S-K is incorporated by reference to the Company's 2000 Proxy
Statement.

Item 11.  Executive Compensation

     Information regarding compensation of officers and directors of the Company is set forth under the caption entitled "Executive Compensation" in the Company's 2000
Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding ownership of certain of the Company's securities is set forth under the caption entitled "Beneficial Ownership of the Company's Securities" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related
Transactions" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

      (a)(1) The following financial statements, together with the applicable report of independent public accountants, are set forth on pages 11 through 37 of the 1999 Annual Report to Shareholders and are incorporated by reference at Item 8 herein:

Report of Independent Accountants.

Consolidated Balance Sheets at August
   31, 1999 and 1998.

Consolidated Statements of Operations
   for the years ended August 31, 1999,
   1998 and 1997.

Consolidated Statements of Shareholders'
   Investment for the years ended
   August 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the years ended August 31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements.


      (a)(2) The following financial statement schedule, together with the applicable report of independent public accountants, are filed as a part of this Report:


                                             Page Number(s)
                                             in Form 10-K

Report of Independent Accountants
   on Financial Statement Schedule               S-1

III - Real Estate and Accumulated
      Depreciation - August 31, 1999             S-2 thru
                                                 S-3


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

  10(ff) Amendment No. 1 to Post-Employment Consulting Agreement between Ridgewood Hotels, Inc. and N. Russell Walden dated August 13, 1998 (filed as an Exhibit to
  Registrant's Form 10-K for the fiscal year ended August
  31, 1998 and incorporated herein by reference).

  10(gg) Amendment No. 1 to Post-Employment Consulting Agreement between Ridgewood Hotels, Inc. and Byron T. Cooper dated
  August 18, 1998 (filed as an Exhibit to Registrant's Form
  10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference).

  10(hh) Amendment No. 1 to Post-Employment Consulting Agreement between Ridgewood Hotels, Inc. and Karen S. Hughes dated
  August 13, 1998 (filed as an Exhibit to Registrant's Form
  10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference.

        (b) No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended August 31, 1999.

                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGEWOOD HOTELS, INC.



                                 By:  /s/ N. R. Walden
                                      N. Russell Walden,
                                      President, Chief
                                      Executive Officer
Dated:  November 22, 1999

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


                                 /s/ N. R. Walden
                                 N. Russell Walden, President,
                                  Chief Executive Officer and
                                  Director


                                 /s/ Karen S. Hughes
                                  Karen S. Hughes,
                                  Vice President, Chief
                                  Accounting and Financial
                                  Officer and Secretary



                                 /s/ Michael M. Earley
                                  Michael M. Earley, Director



                                 /s/ Luther A. Henderson
                                  Luther A. Henderson, Director


Dated:  November 22, 1999


               Report of Independent Accountants on
                   Financial Statement Schedule


November 17, 1999


To the Board of Directors
of Ridgewood Hotels, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 17, 1999 appearing in the 1999 Annual Report to Shareholders of Ridgewood Hotels, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
ATLANTA, GEORGIA


                                              RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES                              SCHEDULE III
                                              -----------------------------------------                            Page 1 of 2
                                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        -------------------------------------------------------
                                                           AUGUST 31, 1999
                                                           ---------------
                                                           (000'S Omitted)

                                                 Cost Capitalized        Gross Amount at Which
                              Initial Cost        Subsequent to       Carried at August 31, 1999
                               to Company          Acquisition                 (A)(B)(D)
                          ------------------  ------------------  ----------------------------------
                                    Building                                Building            Accumu-
                                      and                Carry-               and                lated    Date of
                 Encum-             Improve-  Improve-    ing               Improve-            Deprecia- Construc-  Date
Description     brances     Land     ments     ments     Costs      Land     ments     Total    tion (C)    tion   Acquired
-----------     --------    ----    --------  --------   ------     ----    --------   -----    --------  -------- --------
LAND
----
  Georgia            --        58        --        --        --        44        --        44       --       --        12/75

  Texas              --     5,338        --         2        --     3,582         2     3,584       --       --        12/85
                                                                                                             --
  Florida            --       475        --        10        --       402        10       412       --       --         3/85
  Florida            --        41        --        --        --        41        --        41       --       --         6/78

  Arizona            --       978        --       110        --       978       110     1,088       --       --         3/85

  Ohio               --     1,006        --       175        --       104        74       178       --       --        12/77
               --------- --------- --------- --------- --------- --------- --------- --------- ---------
Total Non-
  operating
  properties         --     7,896        --       297        --     5,151       196     5,347       --
               --------- --------- --------- --------- --------- --------- --------- --------- ---------

HOTEL
--------------
  Florida         2,742       439     1,921     1,175        --       439     2,514     2,953     1,781     1973        9/74
                --------  --------  --------  --------  --------  --------  --------  --------  --------
Total
  operating
  properties      2,742       439     1,921     1,175        --       439     2,514     2,953     1,781
                --------  --------  --------  --------  --------  --------  --------  --------  --------

GRAND TOTAL    $  2,742  $  8,335  $  1,921  $  1,472  $     --  $  5,590  $  2,710  $  8,300  $  1,781
               ========= ========= ========= ========= ========= ========= ========= ========= =========


                                                       SCHEDULE III
                                                        Page 2 of 2

    (A) Except as discussed in Note 2 to the "Notes to Consolidated Financial Statements," real estate owned is carried at the
lower   of cost or fair value less costs to sell.  At
August 31, 1999, the amount of the allowance for possible losses was approximately $3,319,000, which related to land held for sale.

    (B)   Reconciliation of real estate properties:

                                                 For the Year Ended
                                                   (000's omitted)
                                        8/31/99    8/31/98     8/31/97
                                        -------    -------     -------

    Balance, beginning of year          $ 8,735     $ 9,553     $12,612
    Additions during the period:
      Acquisitions                           --          --          --
      Capitalized costs                      65          88          78

    Deductions during the period:
      Real estate sold or assets
        retired (on which financing
        was provided by the Company
        in certain cases)                   500         906       3,137
                                        -------     -------     -------

    Balance, end of year                $ 8,300     $ 8,735     $ 9,553
                                        =======     =======     =======


    (C) Operating properties and any related improvements are being depreciated by the "straight line" method over the estimated useful lives of such assets, which are generally 30 years for buildings and 5 years for furniture and fixtures.

          Reconciliation of accumulated depreciation:
                                                 For the Year Ended
                                                   (000's omitted)
                                       8/31/99      8/31/98     8/31/97
                                       -------      -------     -------
    Balance, beginning of year          $1,679       $1,567      $1,460
    Additions during the period            130          139         128
    Depreciation associated with
       assets sold or retired              (28)         (27)        (21)
                                        ------       ------      ------
    Balance, end of year                $1,781       $1,679      $1,567
                                        ======       ======      ======

    (D) The aggregate cost for federal income tax purposes is approximately $8,479,000 at August 31, 1999.


                           EXHIBIT INDEX

Report on Form 10-K for the fiscal year ended August 31, 1999

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

4(d)        Notice of Exercise by N. Russell Walden dated January 31, 1997
(filed as an Exhibit to Registrant's Form 8-K on February 5, 1997, and incorporated herein by reference).

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

10(ff)     Amendment No. 1 to Post-Employment
Consulting Agreement between Ridgewood
Hotels, Inc. and N. Russell Walden
dated August 13, 1998.

10(gg)     Amendment No. 1 to Post-Employment
Consulting Agreement between Ridgewood
Hotels, Inc. and Byron T. Cooper dated
August 18, 1998.

10(hh)     Amendment No. 1 to Post-Employment
Consulting Agreement between Ridgewood
Hotels, Inc. and Karen S. Hughes dated
August 13, 1998.

10(ii)     First Amendment to Operating Agreement
of Louisville, LLC dated September 30,
1999.

10(jj)     Secured Promissory Note in the amount
of $1,333,000 by Ridgewood Hotels,
Inc. to Louisville Hotel, L.P. dated
September 30, 1999.

10(kk)     Secured Promissory Note (Arizona) in
the amount of $300,000 by Ridgewood
Hotels, Inc. to Louisville Hotel, L.P.
dated September 30, 1999.

10(ll)     Secured Promissory Note (Florida) in
the amount of $300,000 by Ridgewood
Hotels, Inc. to Louisville Hotel, L.P.
dated September 30, 1999.

13         1999 Annual Report to Shareholders.

22         Subsidiaries of Registrant.

27         Financial Data Schedule.

_______________

*  Previously filed as an Exhibit to Registrant's
Registration Statement on Form 10 filed on November 19,
1985 (Securities Exchange Act File No. 0-14019), and incorporated herein by reference.