Form 10-Q
period 1999-11-30
RIDGEWOOD HOTELS INC
filed 2000-01-13
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1999
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No _____

Common stock, par value $.01 per share - 1,513,480 shares outstanding at November 30, 1999.



                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                      NOVEMBER 30, 1999 AND AUGUST 31, 1999
                      -------------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                November 30,     August 31,
               ASSETS                              1999             1999
               ------                           -----------      -----------
     Current Assets:

       Cash and Cash Equivalents               $       310      $       471

       Receivables                                     244              241

       Other Current Assets                            360              394
                                               ------------     ------------
       Total Current Assets                            914            1,106

     Real Estate Investments:
       Real Estate Properties
         Operating Properties, net                   1,145            1,172
         Land Held for Sale, net                     2,033            2,028

       Investment in Unconcolidated
        Hotel Entities                               3,200            1,016
                                                -----------      -----------
       Total Real Estate Investments                 6,378            4,216

     Other Assets                                      423              588
                                               ------------     ------------
                                               $     7,715      $     5,910
                                               ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                   NOVEMBER 30, 1999 AND AUGUST 31, 1999
                   -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                     November 30,   August 31,
  LIABILITIES:                                          1999           1999
  -----------                                       ------------   ------------
  Current Liabilities:
    Current Maturities of Long-Term Debt            $        37    $        40

     Accounts Payable                                       317            246

     Accrued Salaries, Bonuses and
        Other Compensation                                   82             84

     Accrued Property Tax Expense                            34            111

     Accrued Interest and Other Liabilities                 411            338
                                                    ------------   ------------
     Total Current Liabilities                              881            819

  Accrued Pension Liability                                 912            893

  Long-Term Debt                                          4,566          2,642
                                                    ------------   ------------
        Total Liabilities                                 6,359          4,354

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' INVESTMENT:
    Series A Convertible Cumulative Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding                         450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 1,513,480 shares
      issued and outstanding                                 15             15

    Paid-in surplus                                      15,681         15,681
    Accumulated deficit since December 30, 1985         (14,790)       (14,590)
                                                    ------------   ------------
      Total Shareholders' Investment                      1,356          1,556
                                                    ------------   ------------
                                                    $     7,715    $     5,910
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

                                            RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                                            ---------------------------------------
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             -------------------------------------
                                            ($000's omitted, except per share data)
                                            ---------------------------------------
                                                          Unaudited
                                                          ---------

                                                                     For the Three Months Ended
                                                                    -----------------------------
                                                                      Nov. 30,         Nov. 30,
                                                                        1999             1998
                                                                    ------------     ------------
        REVENUES:
           Revenues from wholly-owned hotel operations .......     $        510     $        609
           Revenues from hotel management ....................              421              306
           Sales of real estate properties ...................              226               10
           Equity in net income of unconsolidated
             entities ........................................               53               47
           Interest income ...................................                1                8
           Other .............................................                2               --
                                                                   -------------    -------------
                                                                          1,213              980
                                                                   -------------    -------------
        COSTS AND EXPENSES:
           Expenses of wholly-owned real estate properties ...              537              571
           Costs of real estate sold .........................                3                5
           Depreciation and amortization .....................               88               94
           Interest expense ..................................              124               85
           General, administration and other .................              618              467
           Business development ..............................               43               36
                                                                   -------------    -------------
                                                                          1,413            1,258
                                                                   -------------    -------------
        NET (LOSS) ............................................    $       (200)    $       (278)
                                                                   =============    =============
        BASIC AND DILUTED LOSS PER COMMON SHARE ...............    $      (0.13)    $      (0.24)
                                                                   =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                           Unaudited
                                           ---------
                                                                       For the Three Months Ended
                                                                       ------------------------
                                                                         Nov. 30,          Nov. 30,
                                                                           1999              1998
                                                                      -------------     -------------
Cash flows from operating activities:
  Net income (loss) .............................................     $       (200)     $       (278)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Depreciation and amortization .............................               88                94
      Gain from sales of real estate property ...................             (223)               (5)
      Decrease (increase) in other assets .......................              152               (14)
      Increase in accounts payable and
        accrued liabilities .....................................               84                46
                                                                      -------------     -------------
      Total adjustments .........................................              101               121
                                                                      -------------     -------------
      Net cash used by operating activities .....................              (99)             (157)

Cash flows from investing activities:
    Proceeds from sales of real estate ..........................               84                 9
    Additions to real estate properties .........................              (10)              (33)
    Investment in unconsolidated entity .........................             (124)               --
                                                                      -------------     -------------
      Net cash used by investing activities .....................              (50)              (24)

Cash flows from financing activities:
    Repayments of notes payable .................................              (12)              (15)
    Payment of dividends on preferred stock .....................                --              (90)
                                                                      -------------     -------------
      Net cash used in financing activities .....................              (12)             (105)
                                                                      -------------     -------------
Net decrease in cash and cash equivalents .......................     $       (161)     $       (286)

Cash and cash equivalents at beginning of period ................              471             1,255
                                                                      -------------     -------------
Cash and cash equivalents at end of period ......................     $        310      $        969
                                                                      =============     =============

Supplemental disclosure of cash flow information and                       1999              1998
  non-cash activity:                                                   ------------      ------------
    Notes payable issued in conjunction with additional
      investment in Louisville Hotel, LLC .......................     $  1,933,000      $         --
    Transfer of 10% ownership interest in Houston Hotel, LLC
      for additional investment in Louisville Hotel, LLC.........          443,000                --

The accompanying notes are an integral part of these consolidated financial statements.


                RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                NOVEMBER 30, 1999 AND NOVEMBER 30, 1998
                              (Unaudited)

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1999. The results of operations for the three months ended November 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2000.

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

3.  INCOME TAXES:

                    The Company's income tax provision for the three months ended November 30, 1999 and November 30, 1998 is as follows:

                                         For the Three
                                          Months Ended
                                          -------------
                                       Nov. 30,   Nov. 30,
                                         1999       1998
                                       --------   ---------
     Income tax provision               $   --     $    --
     Utilization of net operating
        loss carryforwards                  --          --
                                       --------    --------
     Net income tax provision               --          --
                                       ========    ========

4.  SHAREHOLDERS' INVESTMENT:

Loss Per Share --

           The following table sets forth the computation of basic and diluted loss per share:


                                     For the Three
                                     Months Ended
                              --------------------------
                                 Nov. 30,      Nov. 30,
                                   1999         1998
                                 --------      --------
          Net loss             $ (200,000)  $ (278,000)
          Less preferred
            dividends                  --      (90,000)
                               ----------   ----------
          Net loss available
            to common share-
            holders            $ (200,000)  $ (368,000)

          Weighted average
            shares outstanding -
            basic and diluted   1,513,000    1,513,000
                               ==========   ==========

          Net loss per share -
            basic and diluted  $   (0.13)   $   (0.24)
                               ==========   ==========

The effect of the Company's stock options and convertible securities was excluded from the computations for November 30, 1999 and 1998 as it is antidilutive. Accordingly, for the periods presented, diluted net loss per share is the same as basic net loss per share.

5.  INVESTMENT IN UNCONSOLIDATED ENTITY

     On September 30, 1999, the Company purchased additional equity in Louisville Hotel, LLC. The Company increased its ownership from 10% to 80%. The consideration issued to acquire the increased ownership was $2,500,000, composed of the following:






     Transfer of 10% ownership interest in
        Houston Hotel, LLC                             $443,000

     Cash payment (1)                                   124,000

     Promissory note to Louisville Hotel, L.P.
        secured by the Company's ownership
        interest in Louisville Hotel, LLC(2)          1,333,000

     Promissory note to Louisville Hotel, L.P.
        secured by the Company's Phoenix,
        Arizona land(2)                                 300,000

     Promissory note to Louisville Hotel, L.P.
        secured by one parcel of the Company's
        Longwood, Florida land (2)                      300,000
                                                     ----------
     Total additional equity in Louisville Hotel,
        LLC                                          $2,500,000
                                                     ==========

(1) The cash to make this payment was obtained from Louisville Hotel, LLC in connection with a modification of the management contract of the hotel. This amount represents the unamortized portion of the original $200,000 participation fee paid to Louisville Hotel, LLC to acquire the management contract of the hotel.

     (2) The three promissory notes are cross defaulted. The three promissory notes bear interest at 13% and mature on September 30, 2002.

     With 80% ownership, the Company is now the Managing Member of Louisville Hotel, LLC. Louisville Hotel, L.P. now has 20% ownership in Louisville Hotel, LLC and is the Non-Managing Member.

     Income or loss allocated to the Company is based upon the formula for distributing cash.

     Distributable cash is defined as the net cash realized from operations but after payment of management fees, principal and interest, capital improvements and other such retentions as the managing member determines to be necessary. Distributions of distributable cash from Louisville Hotel, LLC shall be made as follows:

     - First, to the Company in an amount equal to the cumulative interest paid on the acquisition loans of $1,333,000, $300,000 and $300,000. The Company would then use these funds to pay Louisville Hotel, L.P.

     - Second, a 13% preferred return to Louisville Hotel, L.P. on their original $3,061,000 investment.

     - Third, a 13% preferred return to the Company on its capital contribution of $1,207,000.

     - Fourth, 80% to the Company and 20% to Louisville Hotel, L.P.

Cash from a sale or refinancing would be distributed 10% to Louisville Hotel, L.P. and 90% to the Company. If a sale or refinancing occurs after September 30, 2000 but before September 30, 2001, then the distribution would change to 15% and 85%, respectively.

     On November 18, 1999, RW Hotel Partners, L.P. sold the partnership's remaining hotel in Thomasville, Georgia at a loss. The partnership will be dissolved, and the Company will neither receive cash nor be required to pay out cash related to the partnership.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999
             COMPARED TO THE THREE MONTHS ENDED
                       NOVEMBER 30, 1998


LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $22,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise.
As of November 30, 1999, there was approximately $177,000 of escrowed funds related to this loan agreement.

           In November 1999, the Company sold a parcel of land in Georgia for net proceeds of approximately $84,000.

           In June 1999, the Company entered into a contract for the sale of its hotel and land in Longwood, Florida for approximately $6.1 million. In November 1999, the contract was amended to include only the sale of the hotel for $5,000,000. The Company would recognize net profit on the sale of approximately $3,500,000. There are numerous contingencies which allow the seller to cancel the contract. Closing would occur approximately 75 days from the amendment date.

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

           The Company owns one hotel and has 80% ownership interest in a joint venture that owns one hotel. The Company also currently has 15 other hotels which it manages but has no ownership interest. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisors, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

RESULTS OF OPERATIONS --

           Revenues from wholly-owned hotel operations decreased approximately $99,000, or 16%, for the three months ended November 30, 1999 compared to the three months ended November 30, 1998 due to decreased revenues at the Company's hotel in Florida. Several new hotels opened near the hotel in Longwood, temporarily creating a very competitive market.

           Revenues from hotel management increased approximately
$115,000, or 38% for the three months ended November 30, 1999 compared to the three months ended November 30, 1998 due primarily to several new hotel management contracts.

           Equity in net income of unconsolidated entities was $53,000 during the three months ended November 30, 1999 compared to $47,000 during the three months ended November 30, 1998.

           The Company had gains from real estate sales of approximately $223,000 for the three months ended November 30, 1999. During the three months ended November 30, 1998, the Company had gains from real estate sales of approximately $5,000. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

           Interest expense increased $39,000, or 46%, for the three months ended November 30, 1999 compared to the three months ended November 30, 1998. The increase was due to the additional interest paid on the notes issued in conjunction with the additional investment in Louisville Hotel, LLC.

           General, administration and other expenses increased approximately $151,000, or 32% for the three months ended November 30, 1999 compared to the three months ended November 30, 1998 . This increase was primarily due to increased legal fees related to the Strassburger lawsuit and the addition of several new employees in conjunction with the increased number of management contracts.

           Business development expenses increased $7,000, or 19% for the three months ended November 30, 1999 compared to the three months ended November 30, 1998. The increase was due to a slightly overall increase in costs.

                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:

             27  Financial Data Schedule


         B.  Reports on Form 8-K:

             No exhibits or reports on Form 8-K were filed during the three months ended November 30, 1999.



                         SIGNATURES


           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIDGEWOOD HOTELS, INC.



                              By: /s/ Byron T. Cooper
                                  Byron T. Cooper
                                  Vice President
                                  Planning & Construction


                              By: /s/ Karen S. Hughes
                                  Karen S. Hughes
                                  Vice President,
                                  Chief Accounting Officer



Date:  January 13, 2000