Form 10-Q
period 2000-02-29
RIDGEWOOD HOTELS INC
filed 2000-04-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2000
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No _____

Common stock, par value $.01 per share - 2,513,480 shares outstanding at February 29, 2000.



                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                      FEBRUARY 29, 2000 AND AUGUST 31, 1999
                      -------------------------------------
                       ($000'S omitted, except per share data)
                       ---------------------------------------
                                                (Unaudited)
                                                February 29,     August 31,
               ASSETS                              2000             1999
               ------                           -----------      -----------
     Current Assets:

       Cash and Cash Equivalents               $       418      $       471

       Receivables                                     259              241

       Other Current Assets                            415              394
                                               ------------     ------------
       Total Current Assets                          1,092            1,106

     Real Estate Investments:
       Real Estate Properties
         Operating Properties, net                   1,116            1,172
         Land Held for Sale, net                     1,806            2,028

       Investment in Unconsolidated
        Hotel Entities                               3,200            1,016
                                                -----------      -----------
       Total Real Estate Investments                 6,122            4,216

     Management Contracts, net                       2,208              260

     Other Assets                                      179              328
                                               ------------     ------------
                                               $     9,601      $     5,910
                                               ============     ============



     The accompanying notes are an integral part of these consolidated financial statements.



                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                   FEBRUARY 29, 2000 AND AUGUST 31, 1999
                   -------------------------------------
                    ($000's omitted, except per share data)
                    ---------------------------------------
                                                     (Unaudited)
                                                     February 29,   August 31,
                                                        2000           1999
                                                    ------------   ------------
  LIABILITIES:
  -----------
  Current Liabilities:
     Current Maturities of Long-Term Debt           $        37    $        40

     Accounts Payable                                       190            246

     Accrued Salaries, Bonuses and
        Other Compensation                                  110             84

     Accrued Property Tax Expense                            36            111

     Accrued Interest and Other Liabilities                 665            338
                                                    ------------   ------------
     Total Current Liabilities                            1,038            819

  Accrued Pension Liability                                 520            893

  Deferred Curtailment Gain on Pension Liability            374             --

  Long-Term Debt                                          4,556          2,642
                                                    ------------   ------------
        Total Liabilities                                 6,488          4,354

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' INVESTMENT:
    Series A Convertible Cumulative Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding                         450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 2,513,480 shares
      issued and outstanding                                 25             15

    Paid-in surplus                                      17,671         15,681
    Accumulated deficit since December 30, 1985         (15,033)       (14,590)
                                                    ------------   ------------
      Total Shareholders' Investment                      3,113          1,556
                                                    ------------   ------------
                                                    $     9,601    $     5,910
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


                                          RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                                          ---------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           -------------------------------------
                                          ($000's omitted, except per share data)
                                          ---------------------------------------
                                                        Unaudited
                                                        ---------

                                                              For the Three Months Ended      For the Six Months Ended
                                                             -----------------------------   --------------------------
                                                               Feb. 29,       Feb. 28,          Feb. 29,      Feb. 28,
                                                                 2000           1999              2000          1999
                                                             ------------   ------------       ---------     ---------
 REVENUES:
    Revenues from hotel operations ....................     $        749   $        727        $ 1,259       $   1,336
    Revenues from hotel management ....................              351            229            772             535
    Sales of real estate properties ...................              372             --            598              10
    Equity in net income of unconsolidated
      entities ........................................               63             34            116              81
    Interest income ...................................               --              2              1              10
    Other .............................................               59             --             61              --
                                                            -------------  -------------     ----------      ----------
                                                                   1,594            992          2,807           1,972
                                                            -------------  -------------     ----------      ----------
 COSTS AND EXPENSES:
    Expenses of real estate properties ................              682            620          1,219           1,191
    Costs of real estate sold .........................              260             --            263               5
    Depreciation and amortization .....................               88             93            176             187
    Interest expense ..................................              155             85            279             170
    General, administration and other .................              637            524          1,255             990
    Business development ..............................               15             41             58              77
                                                            -------------  -------------     ----------      ----------
                                                                   1,837          1,363          3,250           2,620
                                                            -------------  -------------     ----------      ----------
 NET LOSS ..............................................    $       (243)  $       (371)        $ (443)      $    (648)
                                                            =============  =============     ==========      ==========
 BASIC AND DILUTED LOSS PER COMMON SHARE ...............    $      (0.16)  $      (0.30)       $ (0.35)      $   (0.55)
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

                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                           Unaudited
                                           ---------

                                                                       For the Six Months Ended
                                                                       ------------------------
                                                                         Feb. 29,          Feb. 28,
                                                                           2000              1999
                                                                      -------------     -------------
Cash flows from operating activities:
  Net loss ......................................................     $       (443)     $       (648)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Depreciation and amortization .............................              176               187
      Gain from sales of real estate property ...................             (335)               (5)
      Decrease (increase) in other assets .......................              (74)               89
      Increase (decrease) in accounts payable and
        accrued liabilities .....................................              223              (141)
                                                                      -------------     -------------
      Total adjustments .........................................              (10)              130
                                                                      -------------     -------------
      Net cash used by operating activities .....................             (453)             (518)

Cash flows from investing activities:
    Proceeds from sales of real estate ..........................              562                 9
    Additions to real estate properties .........................              (16)              (41)
    Investment in unconsolidated entity .........................             (124)               --
                                                                      -------------     -------------
      Net cash used by investing activities .....................              422               (32)

Cash flows from financing activities:
    Repayments of notes payable .................................              (22)              (31)
    Payment of dividends on preferred stock .....................               --              (180)
                                                                      -------------     -------------
      Net cash used in financing activities .....................              (22)             (211)
                                                                      -------------     -------------
Net decrease in cash and cash equivalents .......................     $        (53)     $       (761)

Cash and cash equivalents at beginning of period ................              471             1,255
                                                                      -------------     -------------
Cash and cash equivalents at end of period ......................     $        418      $        494
                                                                      =============     =============

Supplemental disclosure of cash flow information and                       2000              1999
  non-cash activity:                                                   ------------      ------------
    Issuance of 1,000,000 common shares in exchange for
      management contract .......................................     $  2,000,000      $         --
    Notes payable issued in conjunction with additional
      investment in Louisville Hotel, LLC .......................        1,933,000                --
    Transfer of 10% ownership interest in Houston Hotel, LLC
      for additional investment in Louisville Hotel, LLC.........          443,000                --
    Interest paid ...............................................          279,000           170,000

The accompanying notes are an integral part of these consolidated financial statements.


                  RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                         (Unaudited)

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

           The Company's common stock is listed in the National Association of Securities Dealers (NASDAQ) over-the-counter bulletin board service. On January 10, 2000, the Company entered into a management agreement ("Management Agreement") with Fountainhead Development Corp., a Georgia corporation ("Fountainhead"), to perform management services at Chateau Elan Winery and Resort, one of Fountainhead's properties, for a period of five years beginning on March 24, 2000. In consideration of the Management Agreement, the Company issued to Fountainhead 1,000,000 shares of common stock ("Fountainhead Shares"). In connection with the issuance of the Fountainhead Shares, the number of directors constituting the full Board of Directors of the Company was increased from three to seven members, effective on February 3, 2000. See also note 6.

          On January 11, 2000, one of the principal stockholders and President of the Company, N. Russell Walden ("Walden"), sold 650,000 shares of the common stock to Fountainhead and a new President of the Company was elected. Another principal shareholder, ADT Securitiy Services, Inc. ("ADT"), sold 450,000 shares of preferred stock of the Company to Fountainhead. Through the issuance of the common stock pursuant to the Management Agreement and the acquisitions of the Walden common stock and ADT preferred stock, Fountainhead has obtained beneficial ownership of approximately 79% of the common stock. Fountainhead is engaged principally in the business of owning and operating hotel, resort, and other real estate properties. See also note 6.

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

2.  BASIS OF PRESENTATION:

           The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended August 31, 1999. The results of operations for the six months ended February 29, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2000.

           For the purpose of the Statement of Cash Flows, cash includes cash equivalents which are highly liquid investments with maturity of three months or less.

          The Company accounts for its investments in unconsolidated entities under the equity method of accounting after the elimination of all intercompany transactions.

          In February 2000, the Company began leasing a hotel in Lubbock, Texas. All revenues and expenses of the hotel are included in the Consolidated Statements of Operations.

          Certain prior year amounts have been reclassified to conform with the current presentation.

3.  INCOME TAXES:

          The Company has net operating loss carryforwards for both book and tax purposes which may be used to offset future taxable income. However, due to the change of control of the Company discussed in note 1 above, there are limitations on the amount of net operating loss carryforwards that may be utilized each year to offset taxable income.

4.  SHAREHOLDERS' INVESTMENT:

Issuance of Common Shares --

           See notes 1 and 6.

Loss Per Share --

           The following table sets forth the computation of basic and diluted loss per share:

                           For the Three           For the Six
                           Months Ended            Months Ended
                    --------------------------  --------------------
                       Feb. 29,     Feb. 28,    Feb. 29,   Feb. 28,
                         2000        1999         2000       1999
                       --------     --------    --------   --------
Net loss             $ (243,000) $ (371,000)  $ (443,000) $ (648,000)
Less preferred
  dividends paid             --     (90,000)          --    (180,000)
Less undeclared
  preferred dividends   (90,000)         --     (180,000)         --
                      ----------  ----------   ---------   ---------
Net loss applicable
  to common share-
  holders            $ (333,000) $ (461,000)  $ (623,000) $ (828,000)

Weighted average
  shares outstanding
  -- basic & diluted  2,063,000   1,513,000    1,788,000   1,513,000
                     ==========  ==========   ==========  ==========
Net loss per share --
  basic and diluted  $   (0.16)   $   (0.30)  $    (0.35) $    (0.55)
                     ==========   ==========  ==========  ===========


The effect of the Company's stock options and convertible securities was excluded from the computations for February 29, 2000 and February 28, 1999 as it is antidilutive. Accordingly, for the periods presented, diluted net loss per share is the same as basic net loss per share.

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

6.  MANAGEMENT AGREEMENT

           On January 10, 2000, the Company entered into the Management Agreement with Fountainhead (see note 1), pursuant to which Fountainhead retained the Company to perform management services at Chateau Elan Winery and Resort, one of Fountainhead's properties, for a period of five years beginning on March 24, 2000. In consideration of Fountainhead's agreement to enter into the Management Agreement and a payment of $10,000 by Fountainhead to the Company, the Company issued to Fountainhead 1,000,000 shares of common stock. In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

           The Management Agreement has a term of five years but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment.

           In connection with the Management Agreement, the number of directors constituting the full Board of Directors of the Company was increased from three to seven members, effective on February 3, 2000. The Directors will hold office as directors for a term of one year or until their successors are elected and qualified.

7.  SUPPLEMENTAL RETIREMENT AND DEATH BENEFIT PLAN

           The Company implemented a non-qualified Supplemental Retirement and Death Benefit Plan with an effective date of January 1, 1987. The Plan supplements other retirement plans and also provides pre-retirement death benefits to participants' beneficiaries. On January 11, 2000, the Plan's only participant waived all of his rights under or benefits accrued pursuant to the Plan, except that he shall have the right to receive $55,000 per year for 15 years beginning at the age of 65. The gain from the decreased benefit obligation is approximately $374,000 and will be amortized over 15 years when payments to the participant begin.

           Concurrent with the implementation of the Supplemental Retirement and Death Benefit Plan, the Company purchased key-person life insurance contracts on the life of the Plan participant. The policies are owned by and payable to the Company and are "increasing whole life" insurance. The Company pays level annual premiums, may borrow against cash values earned, and pays interest annually on any loans which may be cumulatively outstanding. Since the Plan's benefits were waived as described above, the Company chose to cash out of the policies and will receive approximately $50,000.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000
                     COMPARED TO THE SIX MONTHS ENDED
                             FEBRUARY 28, 1999


           The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ridgewood Hotels, Inc. and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the Company's consolidated financial statements for the quarter and six months ending February 29, 2000.

           Certain statements included in this docoument are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company, and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any such forward-looking statements.
These risks and uncertainties include, but are not limited to, uncertainties relating to economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will," or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to the risks and uncertainties referred to above. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this document is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. The Company urges you to carefully review and consider the various disclosures made in this report and in the Company's other reports filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES --

           In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida. The loan proceeds are $2,800,000. The loan is for a term of 20 years with an amortization period of 25 years, at the rate of 10.35%. Principal and interest payments are approximately $26,000 per month beginning August 1, 1995. In addition, the Company is required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items will be a payment of approximately $22,000 per month and can be adjusted annually. The escrow funds will be used as tax, insurance and repair needs arise.
As of February 29, 2000, there was approximately $217,000 of escrowed funds related to this loan agreement.

           In November 1999, the Company sold a parcel of land in Georgia for net proceeds of approximately $84,000. In January 2000, the Company sold a parcel of land in Florida for net proceeds of approximately $294,000. In February 2000, the Company sold a parcel of land in Georgia for net proceeds of approximately $46,000.

           In June 1999, the Company entered into a contract for the sale of its hotel and land in Longwood, Florida for approximately $6.1 million. In November 1999, the contract was amended to include only the sale of the hotel for $5,000,000. The Company would recognize net profit on the sale of approximately $3,500,000. There remain numerous contingencies which allow the seller to cancel the contract. The closing is expected to occur by the end of June; however, with the remaining contingencies, there is no assurance that the sale will be consummated.

           On January 10, 2000, the Company entered into the Management Agreement with Fountainhead, pursuant to which Fountainhead retained the Company to perform management services at Chateau Elan Winery and Resort, one of Fountainhead's properties, for a period of five years. In consideration of Fountainhead's agreement to enter into the Management Agreement and a payment of $10,000 by Fountainhead to the Company, the Company issued to Fountainhead 1,000,000 shares of common stock. In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

           The Management Agreement has a term of five years but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment.

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

           The Company owns one hotel and has 1% ownership interest in a joint venture that owns one hotel. The Company also currently has 17 other hotels which it manages but has no ownership interest. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisors, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

RESULTS OF OPERATIONS --

           Revenues from hotel operations increased approximately $22,000, or 3%, for the three months ended February 29, 2000 compared to the three months ended February 28, 1999 due to revenues received from the Company's leased hotel in Texas. The Company received approximately $106,000 in revenues from the leased hotel. Revenues from the Company's hotel in Florida decreased approximately $84,000 for the three months ended February 29, 2000. Several new hotels opened near the hotel in Longwood, temporarily creating a very competitive market. Revenues from hotel operations decreased approximately $77,000, or 6%, for the six months ended February 29, 2000 compared to the six months ended February 28, 1999 due to decreased revenues at the hotel in Florida.

           Revenues from hotel management increased approximately $122,000, or 53%, and $237,000, or 44%, for the three and six months ended February 29, 2000, respectively, compared to the three and six months ended February 28, 1999 due to overall increased revenues at the hotels managed by the Company and a larger number of hotels under management.

           Equity in net income of unconsolidated entities was $63,000 and $116,000, respectively, during the three and six months ended February 29, 2000 compared to $34,000 and $81,000, respectively, during the three and six months ended February 28, 1999. The equity for the three and six months ended February 29, 2000 was received from Louisville Hotel, LLC.

           During the three and six months ended February 29, 2000, the Company had gains from real estate sales of approximately $112,000 and $335,000, respectively. The Company had gains from real estate sales of approximately -0- and $5,000, respectively, for the three and six months ended February 28, 1999. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

           Other income was approximately $59,000 and $61,000, respectively, for the three and six months ended February 29, 2000. Other income primarily consisted of a dividend payment received for favorable workers' compensation claims of approximately $17,000 and a working capital settlement of approximately $38,000 received in conjunction with the lease of a hotel.

           Expenses of real estate properties increased $62,000, or 10%, and $28,000, or 2%, respectively, for the three and six months ended February 29, 2000. The increase was due to the expenses associated with the leased hotel in Texas.

           Interest expense increased approximately $70,000, or 82%, and $109,000, or 64%, for the three and six months ended February 29, 2000, respectively, compared to the three and six months ended February 28, 1999 due to the additional debt incurred by the Company for its acquisition of an interest in the hotel in Louisville, Kentucky.

           General, administration and other expenses increased approximately $113,000, or 22%, and $265,000, or 27%, for the three and six months ended February 29, 2000 compared to the three and six months ended February 28, 1999. Several general, administration and other expenses increased compared to the prior year. Payroll and benefits increased approximately $110,000 due to additional staff required to manage a larger number of hotels. Consulting fees increased approximately $84,000 due primarily to a consulting agreement with the Company's former President. Legal expense increased approximately $97,000 due to an ongoing lawsuit.

           Business development expenses decreased $26,000, or 63%, and $19,000, or 25%, for the three and six months ended February 29, 2000, respectively, compared to the three and six months ended February 28, 1999. The decrease was due to the termination of a consultant used by the Company.

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

     On January 24, 2000, the Court rendered its Opinion. The Court found in favor of the plaintiff and against three of the four individual director-defendants (Messrs. Walden, Stiska and Earley). The Court held that the repurchase transactions being challenged were unlawful under Delaware law, for two primary reasons: (1) the transactions were entered into for the improper purpose of entrenching Mr. Walden in his then-current position of President and Director, and thus constituted an unlawful self-dealing transaction; and (2) the use of the Company's assets to repurchase its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd. was not demonstrated to the Court's satisfaction to be "entirely fair" to the minority shareholders under the entire fairness doctrine as enunciated under Delaware law. Having found that the challenged transactions were unlawful, the Court determined that further proceedings would be necessary to identify the precise form that the final decree in this case should take. Although the Court's opinion contemplates further proceedings, no further hearing date has yet been scheduled to address the remaining remedy issues.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:

             27  Financial Data Schedule

         B.  Reports on Form 8-K:

             There were two Form 8-K reports filed during the three months ended February 29, 2000.

             Form 8-K dated January 11, 2000 was filed to report a change in control of the Company.

             Form 8-K dated January 24, 2000 was filed to report the postponement of the Company's Annual Meeting of Stockholders. The report also discussed the lawsuit of Strassburger v. Earley, et al.


                         SIGNATURES


           Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIDGEWOOD HOTELS, INC.



                              By: /s/ Henk H. Evers
                                  Henk H. Evers
                                  President


                              By: /s/ Karen S. Hughes
                                  Karen S. Hughes
                                  Vice President,
                                  Chief Accounting Officer



Date:  April 14, 2000