Form 10-K
period 2000-03-31
RIDGEWOOD HOTELS INC
filed 2000-06-30
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 1999 to March 31, 2000 Commission file number 0-14019
                         Ridgewood Hotels, Inc.
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   X

Aggregate market value of voting stock held by non-affiliates on May 31, 2000 - $1,519,000; Common shares outstanding on May 31, 2000 - 2,513,480 shares

(1) Portions of the registrant's Annual Report to Shareholders for the seven months ended March 31, 2000 (the "2000 Annual Report to Shareholders") are incorporated by reference in Parts I and II of this Report.


                             PART I

Item 1.  Business

General

     Ridgewood Hotels, Inc. (the "Company") is primarily engaged in the hotel management business. The Company currently manages eighteen mid to luxury hotels containing 3,229 rooms located in six states, including the Chateau Elan Winery & Resort in Braselton, Georgia ("Chateau Elan Georgia"). The Company also has an ownership interest in one hotel and owns undeveloped land which it holds for sale.

Fountainhead Transactions

     Fountainhead Development Corp. ("Fountainhead") is primarily engaged in the business of developing, owning and operating luxury resort properties, including Chateau Elan Georgia. In January 2000, the Company entered into a management agreement with Fountainhead to perform management services at Chateau Elan Georgia for five years. Chateau Elan Georgia is a 306 room luxury resort located in Braselton, Georgia which includes an inn, conference center and winery and luxury amenities such as a spa and golf club. In consideration for the management agreement, the Company issued to Fountainhead 1,000,000 shares of its common stock. Pursuant to the Fountainhead management agreement, the Company will receive a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

     Also in January 2000, Fountainhead purchased 650,000 shares of common stock from N. Russell Walden (a principal stockholder and then President of the Company). Fountainhead also purchased 450,000 shares of the Company's convertible preferred stock from ADT Security Services, Inc. After the transactions, Fountainhead has beneficial ownership of approximately 79% of the Company.

     As a result of the Fountainhead transactions, the Company's management team has changed significantly. The Board of Directors was expanded from three directors to seven directors, with the four vacancies filled by Fountainhead designees. In addition, Mr. Walden resigned as President and was replaced by Henk Evers, who previously served as the President and Chief Executive Officer of Fountainhead and general manager of Chateau Elan Georgia.

     The Company's new management continues to seek new hotel management opportunities, including possible opportunities to manage other properties being developed by Fountainhead.
In addition to Chateau Elan Georgia, the Company manages the Chateau Elan Sebring which is a Fountainhead property located in Sebring, Florida. While the Company intends to seek management opportunities with other Fountainhead properties, Fountainhead has no obligation to enter into further management relationships with the Company, and there can be no assurance that the Company will manage any Fountainhead properties in the future. The Company's new management also intends to seek to acquire ownership interests in hotels to be managed by the Company.

Management Agreements

     In addition to the management agreement with Chateau Elan Georgia, the Company presently manages seventeen other hotel properties pursuant to management agreements that generally provide the Company with a fee calculated as a percentage of gross revenues of the hotel property and generally include an incentive management fee based on a percentage of gross revenues exceeding a negotiated amount. The contract terms governing management fees vary depending on the size and location of the hotel and other factors relative to such hotel property. The hotel properties managed by the Company are located in Georgia, Florida, Texas, Virginia, Indiana and Kentucky, and are generally affiliated with nationally recognized hospitality franchises including Holiday Inn, Ramada, Sheraton and Hampton Inns. Under the terms of franchise agreements on certain properties, the Company is required to comply with standards established by the franchisers, including property upgrades and renovations.
Under the terms of the management agreements, the owners of the hotels are responsible for all operating expenses, including property upgrades and renovations. The hotel properties managed by the Company are primarily full service properties which offer food and beverage services and meeting and banquet facilities. The Company's current management agreements generally have initial terms of one to five years. Currently the Company has several agreements that may be terminated with sixty days notice, including four properties owned by the same third party which, if terminated, would result in a significant reduction of management fees to the Company.

     During the seven months ended March 31, 2000, the Company entered into four new management agreements. During the same period, three management agreements were terminated by property owners.

Ownership Interests

     During the period ending March 31, 2000, the Company had ownership interests in two hotel properties, a Ramada hotel in Longwood, Florida (the "Longwood Hotel") and a Holiday Inn hotel in Louisville, Kentucky (the "Louisville Hotel"). In May 2000, the Company sold the Longwood Hotel for $5,350,000. The Company received net proceeds from the sale of approximately $1,300,000 and a $250,000 note payable in installments through June 1, 2005. The Company also entered into a management agreement in connection with the sale.

     On September 30, 1999, the Company, which already owned a 10% interest in the Louisville Hotel, acquired an additional interest in the Louisvlle Hotel for $2,500,000. As a result of the transaction, the Company has an 80% economic interest in the Louisville Hotel. The $2,500,000 consideration included $124,000 in cash, the transfer of the Company's 10% ownership interest in a hotel property in Houston, Texas and promissory notes in the aggregate amount of $1,933,000 secured by the Company's economic interest in the Louisville Hotel and other property of the Company. The Company also entered into a new management agreement with the Louisville Hotel pursuant to which the Company manages the Louisville Hotel in return for a management fee equal to 3% of gross revenues plus incentive fees for above budget revenues.

Competition and Seasonality

     The hotel business is highly competitive. The demand for accommodations and the resulting cash flow vary seasonally. Levels of demand are dependent upon many factors, including general and local economic conditions and changes in the number of leisure and business related travelers. Generally, the hotels the Company manages are located in developed areas that include other hotel properties that compete with the hotels managed by the Company. The hotels managed by the Company compete with other hotels on various bases including room prices, quality, service, location and amenities. An increase in the number of competitive hotel properties in a particular area could have an adverse effect on the revenues of a Company managed hotel in the same area which would reduce the fees paid to the Company with respect to such property.

Undeveloped Land

     The Company also owns six parcels of undeveloped land for sale, two of which are located in Florida, and one each in Georgia, Texas, Ohio and Arizona. The Company has no plans to develop these properties. The Company intends to sell these properties at such time as the Company is able to negotiate sales on terms acceptable to the Company. During the seven month period ending March 31, 2000, the Company sold three parcels of undeveloped land for a gain of approximately $335,000. In May 2000, the Company sold a parcel of undeveloped land in Phoenix, Arizona for a gain of approximately $12,000. There can be no assurance that the Company will be able to sell its undeveloped land on terms favorable to the Company. These undeveloped properties are more fully described on pages 25 to 27 of the 2000 Annual Report to Shareholders and on Schedule III, Real Estate and Accumulated Depreciation included therein.

Principal Office/Employees

     The Company was incorporated under the laws of the State of Delaware on October 29, 1985. In January 1997, the Company changed its name from Ridgewood Properties, Inc. to Ridgewood Hotels, Inc. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

     The Company's principal office is located at 2859 Paces Ferry Road, Suite 700, Atlanta, Georgia 30339 (telephone number
(770) 434-3670). The Company employed approximately 1,779 persons, of which 1,700 were located at the hotels owned by third parties and managed by the Company, 60 were located at the Company's owned hotel and 19 of which were located at its principal office as of March 31, 2000. Payroll costs associated with employees located at the third party hotels are funded by the owners of such hotels. The Company considers its relations with its employees to be good.

Item 2.  Properties

     The Company does not own any real property material to conducting the administrative aspects of its business operations. Its principal office in Atlanta, Georgia is leased until June 2002 and consists of approximately 6,200 square feet. As a result of its operations, the Company is the owner of various other properties, including developed and undeveloped real estate.

     As of March 31, 2000, the Company had ownership interests in two operating properties are as follows:

Name of Hotel    Location      # of Rooms  Ownership Interest

Ramada Inn       Longwood, FL      192    Wholly-Owned (a)
Holiday Inn      Louisville, KY    267    (b)

(a)  The hotel served as collateral for the Company's
     $2,657,000 term loan with a commercial lender. The hotel was sold in May 2000. The term loan was transferred in conjunction with the sale and is no longer an obligation of the Company. See Subsequent Events in the Notes to Consolidated Financial Statements in the 2000
     Annual Report.

(b) The Company has a 1% ownership interest in this hotel as a member of RW Louisville Hotel Associates, LLC which owns the hotel. The hotel serves as collateral for an $18,060,000 term loan with a commercial lender. Through its ownership in Louisville Hotel, LLC, the Company has an 80% economic interest in the hotel.

     The Company also owns six undeveloped properties for sale, two of which are located in Florida, one in Georgia and one each in Texas, Ohio and Arizona. The Company does not expect to develop these properties. For further information on such properties, see Note 2 in the consolidated financial statements in the 2000 Annual Report and see Schedule III, Real Estate and Accumulated Depreciation, contained elsewhere herein.

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

     On May 15, 2000, the plaintiff filed a Memorandum in support of Judgment after Trial requesting that the Court enter an order rescinding the Company's issuance of preferred stock in connection with repurchase transactions and requesting that the Court enter a judgment for damages against Messrs. Stiska, Earley and Walden. The Company expects that the defendants will file written responses to plaintiff's memorandum, but no scheduling order has been entered. The Company does not believe that the ultimate outcome of the Complaint will result in material adverse effects on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the seven months ended March 31, 2000.

                          PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     Information regarding the market for the Company's common stock, the Company's dividend policy and the approximate number of holders of the common stock at March 31, 2000, is included under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 1 of the 2000 Annual Report to Shareholders and is incorporated herein by reference. Other than the issuance of 1,000,000 shares of the Company's common stock to Fountainhead in connection with the Fountainhead Management Agreement, the Company made no sales of unregistered equity securities of the Company in the seven months ended March 31, 2000. The shares issued to Fountainhead were issued in reliance on the registration exemption provided for by Section 4(2) of the Securities Act as a transaction not involving a public offering.

Item 6.  Selected Financial Data

     A summary of selected financial data for the Company for the seven months ended March 31, 2000 and for the fiscal years 1995 through 1999 is included under the caption entitled "Selected
Financial Data" on page 4 of the 2000 Annual Report to
Shareholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     Information regarding the Company's financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 14 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk

     The Company has no material exposure to the market risks covered by this Item.

Item 8.  Financial Statements

     The Company's consolidated financial statements and notes thereto, which are included on pages 15 through 46 of the 2000
Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

          Consolidated Balance Sheets at March 31,
          2000 and August 31, 1999 and 1998.

          Consolidated Statements of Operations for the seven months ended March 31, 2000 and 1999
          (unaudited) and for the years ended August 31, 1999, 1998 and 1997.

          Consolidated Statements of Shareholders'
          Investment for the seven months ended March 31, 2000 and for the years ended August 31, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the seven months ended March 31, 2000 and 1999
          (unaudited) and for the years ended August 31, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

(a)    Previous Independent Accountants

       (i)  On March 28, 2000, Ridgewood Hotels, Inc. dismissed
PricewaterhouseCoopers LLP as its independent accountants.

       (ii) The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

       (iii) The members of the Registrant's Board of Directors were consulted and approved the decision to change independent accountants.

       (iv) In connection with its audits for the two most recent fiscal years and through March 28, 2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

       (v) During the two most recent fiscal years and through March 28, 2000, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) with PricewaterhouseCoopers
LLP.

       (vi)  The Registrant has requested that
PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated March 31, 2000, is filed as an Exhibit 16 to the Form 8-K.

(b)  New Independent Accountants

       (i) The Registrant engaged Arthur Andersen LLP as its new independent accountants as of March 28, 2000. During the two most recent fiscal years and through March 28, 2000, the Registrant has not consulted with Arthur Andersen LLP regarding
(1) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered; or (2) the matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

                          PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information required by this item with respect to directors and with respect to Item 405 of Regulation S-K is incorporated by reference to the Company's 2000 Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000 (the "2000 Proxy Statement").

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

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The following financial statements, together with the applicable reports of independent public accountants, are set forth on pages 14 through 47 of the 2000 Annual Report to Shareholders and are incorporated by reference at Item 8 herein:

Reports of Independent Public Accountants.

Consolidated Balance Sheets at March 31,
   2000 and August 31, 1999 and 1998.

Consolidated Statements of Operations
   for the seven months ended March 31,
   2000 and 1999 (unaudited) and for the years ended August 31, 1999, 1998 and 1997.

Consolidated Statements of Shareholders'
   Investment for the seven months ended
   March 31, 2000 and for the years ended
   August 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the seven months ended March 31, 2000 and 1999
   (unaudited) and for the years ended
   August 31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements.


      (a)(2) The following financial statement schedule, together with the applicable report of independent public accountants, are filed as a part of this Report:


                                             Page Number(s)
                                             in Form 10-K

Report of Independent Public Accountants
   on Financial Statement Schedule               S-1 thru S-2

III - Real Estate and Accumulated
      Depreciation - March 31, 2000              S-3 thru S-4


All other schedules are omitted because they are not applicable or because the required information is given in the financial statements or notes thereto set forth on pages 14 through 45 of the 2000 Annual Report to Shareholders incorporated herein by reference.

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

      (b) One report on Form 8-K was filed during the last month of the Company's transition period ended March 31, 2000. A Form 8-K was filed on March 28, 2000 to report the following: (i) a change in the Company's Independent Public Accountants; and (ii) a change in the fiscal year of the Company.

                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RIDGEWOOD HOTELS, INC.



                                 By:  /s/ Henk H. Evers
                                      Henk H. Evers,
                                      President, Chief
                                      Operating Officer
Dated:  June 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Henk H. Evers                /s/ Donald E. Panoz
Henk H. Evers, President,        Donald E. Panoz, Director
Chief Operating Officer and
Director


/s/ Michael M. Earley            /s/ Nancy C. Panoz
Michael M. Earley, Director      Nancy C. Panoz, Director



/s/ L. A.Henderson               /s/ N. R. Walden
Luther A. Henderson, Director    N. Russell Walden, Director



/s/ Sheldon E. Misher            /s/ Gregory T. Weigle
Sheldon E. Misher, Director      Gregory T. Weigle
                                 Director of Finance and
                                  Accounting



Dated:  June 29, 2000

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON FINANCIAL STATEMENT SCHEDULE





To Ridgewood Hotels, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements as of March 31, 2000 and for the seven months then ended included in RIDGEWOOD HOTELS, INC.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 26, 2000 except for the matter discussed in Note 10, as to which the date is May 31, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(a) of this Form 10-K is the responsibility of the Company's management, is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP
Atlanta, Georgia
May 26, 2000

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


PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia



                                              RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES                 SCHEDULE III
                                              ------------------------------------------              Page 1 of 2
                                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        --------------------------------------------------------
                                                           MARCH 31, 2000
                                                           --------------
                                                           (000'S Omitted)

                                                 Cost Capitalized               Gross Amount at Which
                              Initial Cost        Subsequent to               Carried at March 31, 2000
                               to Company          Acquisition                        (A)(B)(D)
                          ------------------  ----------------------       -------------------------------
                                    Building                                     Building            Accumu-
                                      and                Carry-                     and                lated    Date of
                 Encum-             Improve-  Improve-    ing                    Improve-            Deprecia- Construc-  Date
Description     brances     Land     ments     ments     Costs           Land     ments     Total    tion (C)    tion   Acquired
-----------     --------    ----    --------  --------   ------          ----     --------   -----   --------  -------- --------

LAND
----
  Georgia      $     --   $    58  $     --   $    --  $     --       $     35  $    --   $    35   $   --       --        12/75

  Texas              --     5,338        --         2        --          3,582        2     3,584       --       --        12/85

  Florida            --       516        --        10        --            225       10       235       --       --         3/85
  Florida            --        --        --        --        --             --       --        --       --       --         7/88

  Arizona            --       978        --       110        --            978      110     1,088       --       --         3/85

  Ohio               --     1,006        --       180        --            104       79       183       --       --        12/77
               --------- --------- --------- --------- ---------      --------- --------- --------- ---------
Total Non-
  operating
  properties         --     7,896        --       302        --          4,924      201     5,125       --
               --------- --------- --------- --------- ---------      --------- --------- --------  ---------

HOTEL
--------------
  Florida         2,742       439     1,921     1,183        --            439    2,522     2,961     1,855     1973        9/74
                --------  --------  --------  --------  --------       -------- --------  --------  --------
Total
  operating
  properties      2,742       439     1,921     1,183        --            439    2,522     2,961     1,855
                --------  --------  --------  --------  --------       -------- --------  --------  --------

GRAND TOTAL     $ 2,742   $ 8,335  $  1,921   $ 1,485  $     --       $  5,363  $ 2,723   $ 8,086   $ 1,855
                ========  ======== ========= ========= =========      ========= ========= ========= ========



                                                          Schedule III
                                                          Page 2 of 2

    (A) Except as discussed in Note 1 to the "Notes to Consolidated Financial Statements," real estate owned is carried at the lower of cost or fair value less costs to sell. At March 31, 2000, the amount of the allowance for possible losses was approximately
$3,319,000, which related to land held for sale.

    (B)   Reconciliation of real estate properties (000's omitted):

                              For the Seven
                              Months Ended         For the Year Ended
                                 3/31/00      8/31/99    8/31/98     8/31/97
                                 -------      -------    -------     -------
Balance, beginning of period     $8,300       $ 8,735     $ 9,553     $12,612
Additions during the period:
  Acquisitions                       --            --          --          --
  Capitalized costs                  13            65          88          78

Deductions during the period:
  Real estate sold or assets
    retired (on which financing
    was provided by the Company
    in certain cases)               227           500         906       3,137
                                 ------       -------     -------     -------

Balance, end of period           $8,086       $ 8,300     $ 8,735     $ 9,553
                                 ======       =======     =======     =======


    (C) Operating properties and any related improvements are being depreciated by the "straight line" method over the estimated useful lives of such assets, which are generally 30 years for buildings and 5 years for furniture and fixtures.

          Reconciliation of accumulated depreciation (000's omitted):

                             For the Seven
                             Months Ended           For the Year Ended
                                3/31/00      8/31/99      8/31/98     8/31/97
                                -------      -------      -------     -------
Balance, beginning of period    $1,781       $1,679       $1,567      $1,460
Additions during the period         74          130          139         128
Depreciation associated with
   assets sold or retired           --          (28)         (27)        (21)
                                ------       ------       ------      ------
Balance, end of period          $1,855       $1,781       $1,679      $1,567
                                ======       ======       ======      ======


    (D) The aggregate cost for federal income tax purposes is approxi-mately $8,261,000 at March 31, 2000.

                           EXHIBIT INDEX

Report on Form 10-K for the fiscal year ended March 31, 2000

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

10(ii)     First Amendment to Operating Agreement
           of Louisville, LLC dated September 30,
           1999 (filed as an Exhibit to
           Registrant's Form 10-K for the fiscal
           year ended August 31, 1999 and
           incorporated herein by reference).

10(jj)     Secured Promissory Note in the amount
           of $1,333,000 by Ridgewood Hotels,
           Inc. to Louisville Hotel, L.P. dated
           September 30, 1999 (filed as an
           Exhibit to Registrant's Form 10-K for
           the fiscal year ended August 31, 1999
           and incorporated herein by reference).

10(kk)     Secured Promissory Note (Arizona) in
           the amount of $300,000 by Ridgewood
           Hotels, Inc. to Louisville Hotel, L.P.
           dated September 30, 1999 (filed as an
           Exhibit to Registrant's Form 10-K for
           the fiscal year ended August 31, 1999
           and incorporated herein by reference).

10(ll)     Secured Promissory Note (Florida) in
           the amount of $300,000 by Ridgewood
           Hotels, Inc. to Louisville Hotel, L.P.
           dated September 30, 1999 (filed as an
           Exhibit to Registrant's Form 10-K for
           the fiscal year ended August 31, 1999
           and incorporated herein by reference).

10(mm)     Management Agreement between
           Fountainhead Development Corp., Inc.,
           as Owner, and Ridgewood Hotels, Inc.,
           as Manager, dated January 10, 2000
           (filed as an Exhibit to Registrant's
           Form 8K on January 11, 2000 and
           incorporated herein by reference).

10(nn)     Agreement between Fountainhead
           Development Corp., Inc. and Ridgewood
           Hotels, Inc. dated January 10, 2000
           (filed as an Exhibit to Registrant's
           Form 8K on January 11, 2000 and
           incorporated herein by reference).

10(oo)     Opinion of the Court of Chancery of
           the State of Delaware, New Castle
           County, in Strassburger v. Early, et
           al., C.A. 1427 (filed as an Exhibit to
           Registrant's Form 8K on January 24,
           2000 and incorporated herein by
           reference).

10(pp)     Motion of Triton Defendants for a New
           Trial in Strassburger v. Early, et al.
           (filed as an Exhibit to Registrant's
           Form 8K on January 24, 2000 and
           incorporated herein by reference).

10(qq)     Motion for a New Trial of, In the
           Alternative, to Reopen the Record to
           Allow for the Introduction of Newly
           Discovered Evidence in Strassburger v.
           Early, et al. (filed as an Exhibit to
           Registrant's Form 8K on January 24,
           2000 and incorporated herein by
           reference).

19(rr)     Letter to the Securities and Exchange
           Commission from PricewaterhouseCoopers
           LLP (filed as an Exhibit to
           Registrant's Form 8K on March 28,
           2000).

13         2000 Annual Report to Shareholders.

22         Subsidiaries of Registrant.

23.1       Consent of Arthur Andersen LLP

23.2       Consent of PricewaterhouseCoopers, LLP

27         Financial Data Schedule.

_______________

*  Previously filed as an Exhibit to Registrant's
Registration Statement on Form 10 filed on November 19,
1985 (Securities Exchange Act File No. 0-14019), and incorporated herein by reference.