Form 10-Q
period 2000-06-30
RIDGEWOOD HOTELS INC
filed 2000-08-11
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No _____

Common stock, par value $.01 per share - 2,513,480 shares outstanding at June 30, 2000.


                           PART I.  FINANCIAL INFORMATION
                           ------------------------------
                           ITEM 1.  FINANCIAL STATEMENTS
                           -----------------------------
                       RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                       ---------------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                         JUNE 30, 2000 AND MARCH 31, 2000
                         --------------------------------
                  ($000'S omitted, except share and per share data)
                  ------------------------------------------------
                                                (Unaudited)
                                                 June 30,         March 31,
               ASSETS                              2000             2000
               ------                           -----------      -----------
     Current Assets:

       Cash and Cash Equivalents               $     1,927      $       258

       Receivables                                     611              394

       Other Current Assets                             56              320
                                               ------------     ------------
       Total Current Assets                          2,594              972

     Real Estate Investments:
       Real Estate Properties
         Operating Properties, net                      --            1,106
         Land Held for Sale, net                     1,416            1,806

       Investment in Unconsolidated
        Hotel Entities, net                          2,000            2,000
                                                -----------      -----------
       Total Real Estate Investments                 3,416            4,912

     Management Contracts, net                       2,066            2,192

     Other Assets, net                                  47              167
                                               ------------     ------------
                                               $     8,123      $     8,243
                                               ============     ============


     The accompanying notes are an integral part of these consolidated balance sheets.

                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      JUNE 30, 2000 AND MARCH 31, 2000
                      --------------------------------
               ($000's omitted, except share and per share data)
               -------------------------------------------------
                                                     (Unaudited)
                                                      June 30,       March 31,
  LIABILITIES:                                          2000           2000
  -----------                                       ------------   ------------
  Current Liabilities:
     Current Maturities of Long-Term Debt           $        --    $        37

     Accounts Payable                                       281            284

     Accrued Salaries, Bonuses and
        Other Compensation                                  271            172

     Accrued Property Tax Expense                            24             39

     Accrued Interest and Other Liabilities                 510            524
                                                    ------------   ------------
     Total Current Liabilities                            1,086          1,056

  Accrued Pension Liability                                 520            520

  Deferred Curtailment Gain on Pension Liability            374            374

  Long-Term Debt                                          1,933          4,553
                                                    ------------   ------------
        Total Liabilities                                 3,913          6,503

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' INVESTMENT:
    Series A Convertible Cumulative Preferred Stock,
      $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding                         450            450
    Common Stock, $.01 par value, 5,000,000
      shares authorized, 2,513,480 shares
      issued and outstanding                                 25             25

    Paid-in surplus                                      17,671         17,671
    Accumulated deficit                                 (13,936)       (16,406)
                                                    ------------   ------------
      Total Shareholders' Investment                      4,210          1,740
                                                    ------------   ------------
                                                    $     8,123    $     8,243
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated balance sheets.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                     ($000's omitted, except per share data)
                     ---------------------------------------
                                   Unaudited
                                   ---------
                                                         For the Three
                                                         Months Ended
                                                    ---------------------
                                                    June 30,     June 30,
                                                      2000         1999
                                                    --------     --------
  REVENUES:
     Revenues from hotel operations ...........    $    771     $    685
     Revenues from hotel management ...........         670          275
     Sales of real estate properties ..........       5,525           76
     Equity in net income of unconsolidated
       entities ...............................          63           43
     Interest income ..........................           1            4
     Other ....................................           3           --
                                                   ---------    ---------
                                                      7,033        1,083
                                                   ---------    ---------
  COSTS AND EXPENSES:
     Expenses of real estate properties .......         822          589
     Costs of real estate sold ................       2,879           76
     Depreciation and amortization ............         153           90
     Interest expense .........................          83           85
     General, administration and other ........         626          611
                                                   ---------    ---------
                                                      4,563        1,451
                                                   ---------    ---------
  NET PROFIT (LOSS) ...........................    $  2,470     $   (368)

  PREFERRED DIVIDENDS .........................    $    (90)    $    (90)
                                                   ---------    ---------
  NET PROFIT (LOSS) APPLICABLE TO                  $  2,380     $   (458)
     COMMON SHAREHOLDERS ......................    ---------    ---------

  EARNINGS (LOSS) PER COMMON SHARE:
     Basic ....................................    $   0.95     $  (0.30)
     Diluted ..................................        0.61        (0.30)
                                                   =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           ---------------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                       ($000's Omitted)
                                       ----------------
                                           Unaudited
                                           ---------
                                                                       For the Three Months Ended
                                                                       --------------------------


                                                                         June 30,     June 30,
                                                                           2000         1999
                                                                      ------------- -------------
Cash flows from operating activities:
  Net profit (loss) .............................................     $      2,470  $      (368)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Depreciation and amortization .............................              153           90
      Gain from sales of real estate property ...................           (2,646)          --
      (Increase) decrease in other assets .......................             (110)         129
      Increase (decrease) in accounts payable and
        accrued liabilities .....................................               67          (15)
                                                                      ------------- -------------
      Total adjustments .........................................           (2,536)         204
                                                                      ------------- -------------
      Net cash used by operating activities .....................              (66)        (164)

Cash flows from investing activities:
    Proceeds from sales of real estate ..........................            4,392           65
    Additions to real estate properties .........................               --          (17)
    Investment in unconsolidated entity .........................               --           --
                                                                      ------------- -------------
      Net cash received by investing activities .................            4,392           48

Cash flows from financing activities:
    Repayments of notes payable .................................           (2,657)         (17)
    Payment of dividends on preferred stock .....................               --           --
    Payment received from officer for purchase of common stock ..               --           75
                                                                      ------------- -------------
      Net cash (used) received in financing activities ..........           (2,657)          58
                                                                      ------------- -------------
Net increase (decrease) in cash and cash equivalents ............     $      1,669  $       (58)

Cash and cash equivalents at beginning of period ................              258          639
                                                                      ------------- -------------
Cash and cash equivalents at end of period ......................     $      1,927  $       581
                                                                      ============= =============

Supplemental disclosure of cash flow information and                       2000         1999
  non-cash activity:                                                   ------------ ------------
    Interest paid ...............................................           83,000       85,000

The accompanying notes are an integral part of these consolidated financial statements.

                 RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND JUNE 30, 1999
                            (Unaudited)

1.  GENERAL:

     Ridgewood Hotels, Inc. (the "Company") is primarily engaged in the business of acquiring, developing, operating and managing hotel properties in the Southeast and "Sunbelt" areas. Additionally, the Company owns several land parcels which are held for sale.

     The Company's common stock is listed in the National Association of Securities Dealers (NASDAQ) over-the-counter bulletin board service. On January 10, 2000, the Company entered into a management agreement ("Management Agreement") with Fountainhead Development Corp., a Georgia corporation ("Fountainhead"), to perform management services at Chateau Elan Winery and Resort, one of Fountainhead's properties, for a period of five years beginning on March 24, 2000. In consideration of the Management Agreement, the Company issued to Fountainhead 1,000,000 shares of common stock ("Fountainhead Shares"). The determined market value of the management contract was $2,000,000 at the time of the transaction. In connection with the issuance of the Fountainhead Shares, the number of directors constituting the full Board of Directors of the Company was increased from three to seven members, effective on February 3, 2000. See also note 6.

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

2.  BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flow for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2001.

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

     On March 28, 2000, the Company changed its fiscal year from August 31 to March 31.

     Certain prior year amounts have been reclassified to conform with the current presentation.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 138 also addresses issues when implementing SFAS No. 133. This Statement should be adopted concurrently with SFAS 133 and is effective beginning after June 15, 2000. Management is evaluating the impact of SFAS No. 133 and SFAS No. 138 on the Company's future earnings and financial position, but does not expect it to be material.

3.  INCOME TAXES:

     The Company has net operating loss carryforwards for both book and tax purposes which may be used to offset future taxable income. However, due to the change of control of the Company discussed in note 1 above, there are limitations on the amount of net operating loss carryforwards that may be utilized each year to offset taxable income.

     The Company's income tax provision for the three months ended June 30, 2000 and June 30, 1999 is as follows:

                                       For the Three
                                       Months Ended
                                --------------------------
                                   June 30,     June 30,
                                     2000        1999
                                   --------     --------
Income Tax Provision               $    894     $    --
Utilization of Net Operating
   Loss Carryforwards              $   (894)    $    --
                                   --------     --------
Regular Income Tax Provision             --          --

Alternative Minimum Income Tax
   Provision                       $     70     $    --
Deferred Income Tax Benefit
   from AMT Tax Credit             $    (70)    $    --
                                   --------     --------
Net Income Tax Provision                 --          --
                                   ========     ========

A taxable gain resulted from the sale of the Ramada property. Net operating losses generated in prior years were sufficient to offset this gain for regular Federal and state tax purposes. However, the Company is subject to Federal alternative minimum tax resulting from this sale.

4.  SHAREHOLDERS' INVESTMENT:

Earnings Per Share --

     The following table sets forth the computation of basic and diluted profit (loss) per share:

                                       For the Three
                                       Months Ended
                                --------------------------
                                   June 30,     June 30,
                                     2000        1999
                                   --------     --------
Net profit (loss)                $2,470,000  $ (368,000)
Less undeclared
  preferred dividends               (90,000)    (90,000)
                                  ----------  ----------
Net profit (loss)
  applicable to common
  shareholders                   $2,380,000  $ (458,000)

Weighted average
  shares outstanding
  -- basic                        2,513,000   1,513,000
  -- diluted                      3,883,000   1,513,000
                                 ==========  ==========
Net profit (loss) per share --
  -- basic                       $    0.95    $   (0.30)
  -- diluted                          0.61        (0.30)
                                 ==========   ==========

As of June 30, 2000, there are $480,000 of dividends in arrears.
The effect of the Company's stock options and convertible securities was excluded from the computations for June 30, 1999 as it is antidilutive.

Options Granted --

     On June 13, 2000, the Company granted options to purchase 25,000 shares of Common Stock at a price of $2.25 per share to one of its directors. The options expire in five years.

5.  INVESTMENT IN UNCONSOLIDATED ENTITY

     On September 30, 1999, the Company purchased additional equity in Louisville Hotel, LLC. The Company increased its ownership from 10% to 80%. The consideration issued to acquire the increased ownership was $2,500,000. In March 2000, the Company recognized a writedown of $1,200,000 on its investment in Louisville Hotel, LLC. This writedown was due to the anticipated shortfall of the Company's return of equity as a result of the decreased operating performance of the hotel.

     Per the hotel's franchise agreement, the franchisor of the hotel determined that an ownership change occurred in conjunction with Fountainhead's purchase of the majority shares of the Company. In turn, a Property Improvement Plan (the "Plan") was developed by the franchisor. Under the Plan, the hotel would be required to make approximately $1,858,000 of improvements by year end of 2002. The proposal by the franchisor has not been accepted at this time and will be negotiated by Louisville Hotel, LLC.

6.  MANAGEMENT AGREEMENT

     On January 10, 2000, the Company entered into the Management Agreement with Fountainhead (see note 1), pursuant to which Fountainhead retained the Company to perform management services at Chateau Elan Winery and Resort, one of Fountainhead's properties, for a period of five years beginning on March 24, 2000. In consideration of Fountainhead's agreement to enter into the Management Agreement and a payment of $10,000 by Fountainhead to the Company, the Company issued to Fountainhead 1,000,000 shares of common stock at a fair market value of $2.00 per share. In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

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

7.  SALE OF OPERATING PROPERTY --

     On May 31, 2000, the Company sold its hotel in Longwood, Florida for $5,100,000. Approximately $3,500,000 of the sales proceeds were used to pay off the mortgage and defeasance penalty on the hotel.
The Company recognized approximately $2,634,000 in profit on the sale before tax.

8.  SUBSEQUENT EVENTS

     The Compensation Committee has authorized the Company to grant options to purchase 250,000 shares of common stock at a price of $2.00 per share to its key employees under the Ridgewood Hotels, Inc. 1993 Stock Option Plan. Certain employees' options vest over a four-year period in 25% increments while certain others vest over a four-year period with 10% the first year, 25% the second year, 50% the third year and 100% the fourth year. All options expire ten years from the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Plan.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000
                  COMPARED TO THE THREE MONTHS ENDED
                            JUNE 30, 1999


     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ridgewood Hotels, Inc. and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the Company's consolidated financial statements for the three months ending June 30, 2000.

     Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company, and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties relating to economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will," or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to the risks and uncertainties referred to above. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this document is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. The Company urges you to carefully review and consider the various disclosures made in this report and in the Company's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS --

     Revenues from hotel operations increased approximately $86,000, or 13%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 due to revenues received from the hotel in Texas the Company leased beginning February 1, 2000.

     Revenues from hotel management increased approximately $395,000, or 144% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 due to overall increased revenues at the hotels managed by the Company and a larger number of hotels under management.

     Equity in net income of unconsolidated entities was $63,000 and $43,000, respectively, during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The equity for the three months ended June 30, 2000 was received from Louisville Hotel, LLC.

     During the three months ended June 30, 2000, the Company had gains from real estate sales of approximately $2,646,000. Approximately $2,634,000 of the gain was due to the sale of the Company's hotel in Longwood, Florida and $12,000 due to the sale of a parcel of land in Phoenix, Arizona. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

     Expenses of real estate properties increased $233,000, or 40%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase was due to the expenses associated with the leased hotel in Texas.

     Depreciation and amortization expense increased approximately $63,000, or 70%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase is due to the amortization of the $2,000,000 Management Agreement with Fountainhead Development Corp.

     General, administration and other expenses increased approximately $15,000, or 2% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 due primarily to increased payroll expenses.

LIQUIDITY AND CAPITAL RESOURCES --

     On May 31, 2000, the Company sold its hotel in Longwood, Florida for $5,100,000. Approximately $3,500,000 of the sales proceeds were used to pay off the mortgage and defeasance penalty on the hotel.
The Company recognized approximately $2,634,000 in profit on the sale before tax.

     In May 2000, the Company sold a parcel of land in Phoenix, Arizona for net proceeds of approximately $381,000.

     On January 10, 2000, the Company entered into the Management Agreement with Fountainhead, pursuant to which Fountainhead retained the Company to perform management services at Chateau Elan Winery and Resort, one of Fountainhead's properties, for a period of five years. In consideration of Fountainhead's agreement to enter into the Management Agreement and a payment of $10,000 by Fountainhead to the Company, the Company issued to Fountainhead 1,000,000 shares of common stock at a fair market value of $2.00 per share. In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

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

     The Company has an 80% economic interest in a hotel in Louisville, Kentucky. The Company also currently has 15 other hotels which it manages but has no ownership interest. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisors, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

                 PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:

        27  Financial Data Schedule

         B.  Reports on Form 8-K:

             No reports on Form 8-K were filed during the three months ended June 30, 2000.

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

                              RIDGEWOOD HOTELS, INC.



                              By: /s/ Henk H. Evers
                                  Henk H. Evers
                                  President


                              By: /s/ David Chiodi
                                  David Chiodi
                                  Director of Finance &
                                  Accounting



Date:  August 11, 2000