Form 10-Q
period 2000-09-30
RIDGEWOOD HOTELS INC
filed 2000-11-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                        2859 Paces Ferry Road, Suite 700
                             Atlanta, Georgia 30339
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes   X    No _____

Common stock, par value $.01 per share - 2,513,480 shares outstanding at September 30, 2000.

                          PART I. FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          -----------------------------

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND MARCH 31, 2000
                ($000'S omitted, except share and per share data)
                ------------------------------------------------

                                               (Unaudited)
                                              September 30,    March 31,
                                                      2000          2000
                                               -----------   -----------
ASSETS
------

Current Assets:

     Cash and Cash Equivalents                     $ 1,782         $ 258

     Receivables                                       786           394

     Other Current Assets                              170           320
                                                ----------     ---------
Total Current Assets                                 2,738           972

Real Estate Investments:
   Real Estate Properties
     Operating Properties, net                          --         1,106
     Land Held for Sale, net                         1,416         1,806

   Investment in Unconsolidated
     Hotel Entities, net                             2,000         2,000
                                                ----------     ---------
Total Real Estate Investments                        3,416         4,912

Management Contracts, net                            1,940         2,192

Other Assets, net                                       76           167
                                                ----------     ---------
               Total Assets                        $ 8,170       $ 8,243
                                                ==========     =========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND MARCH 31, 2000
                ($000'S omitted, except share and per share data)
                ------------------------------------------------


                                                                (Unaudited)
                                                               September 30,     March 31,
                                                                       2000           2000
                                                               ------------   ------------
LIABILITIES:
-----------

Current Liabilities:
     Current Maturities of Long-Term Debt                               $ -          $ 37

     Accounts Payable                                                   453           284

     Accrued Salaries, Bonuses and Other Compensation                   325           172

     Accrued Property Tax Expense                                        16            39

     Accrued Interest and Other Liabilities                             547           524
                                                                 ----------     ---------
Total Current Liabilities                                             1,341         1,056

Accrued Pension Liability                                               520           520

Deferred Curtailment Gain on Pension Liability                          374           374

Long-Term Debt                                                        1,933         4,553
                                                                 ----------     ---------
          Total Liabilities                                           4,168         6,503
                                                                 ----------     ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT:
     Series A Convertible Cumulative Preferred Stock, $1 par
     value, 1,000,000 shares authorized, 450,000 shares issued and
     outstanding                                                        450           450
     Common Stock, $.01 par value, 5,000,000 shares authorized,
     2,513,480 shares issued and outstanding                             25            25

     Paid-in surplus                                                 17,671        17,671
     Accumulated deficit                                            (14,144)      (16,406)
     ---------------------------                                 ----------     ---------
          Total Shareholders' Investment                              4,002         1,740
                                                                 ----------     ---------
               Total Liabilities and Shareholders' Investment       $ 8,170       $ 8,243
                                                                 ==========     =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     RIDGEWOOD HOTELS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($000's omitted, except per share data)
                                    Unaudited
                                    ---------

                                                                  For the Three Months Ended          For the Six Months Ended
                                                               --------------     -------------      -------------    ------------
                                                                September 30,     September 30,      September 30,    September 30,
                                                                         2000              1999               2000            1999
                                                               --------------     -------------      -------------    ------------
REVENUES:
Revenues from hotel operations .....................                    $ 414             $ 528            $ 1,185          $ 1,213
Revenues from hotel management .....................                      666               415              1,337              690
Sales of real estate properties ....................                        -               159              5,525              235
Equity in net income of unconsolidated entities.....                       63                14                126               57
Interest income ....................................                       23                23                 24               27
Other ..............................................                        3                 3                  6                3
                                                                    ---------         ---------          ---------        ---------
Total Revenues                                                          1,169             1,142              8,203            2,225
                                                                    ---------         ---------          ---------        ---------
COSTS AND EXPENSES:
Expenses of real estate properties .................                      490               556              1,312            1,145
Costs of real estate sold ..........................                        -                20              2,879               96
Depreciation and amortization ......................                      131               181                284              271
Interest expense ...................................                       64                87                147              172
General, administration and other ..................                      694               614              1,319            1,225
                                                                    ---------         ---------          ---------        ---------
Total Costs and Expenses                                                1,379             1,458              5,941            2,909
                                                                    ---------         ---------          ---------        ---------
NET (LOSS) PROFIT ..................................                     (210)             (316)             2,262             (684)

PREFERRED DIVIDENDS ................................                      (90)              (90)              (180)            (180)
                                                                    ---------         ---------          ---------        ---------
NET (LOSS) PROFIT APPLICABLE TO                                        $ (300)           $ (406)           $ 2,082           $ (864)
COMMON SHAREHOLDERS ................................                ---------         ---------          ---------        ---------

(LOSS) EARNINGS PER COMMON SHARE:
Basic ..............................................                  $ (0.12)          $ (0.27)            $ 0.83          $ (0.57)
Diluted ............................................                    (0.12)            (0.27)              0.54            (0.57)
                                                                    =========         =========          =========        =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                    Unaudited
                                    ---------

                                                                                 For the six months ended
                                                                              September 30,    September 30,
                                                                                       2000             1999
                                                                              -------------    -------------
Cash flows from operating activities:
Net profit (loss) .......................................................             2,262             (685)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization ...........................................               284              271
Increase in allowance for doubtful account ..............................                28               --
Gain from sales of real estate properties ...............................            (2,646)            (139)
(Increase) decrease in other assets .....................................              (461)             155
Increase in accounts payable and accrued liabilities ....................               322              101
                                                                              -------------    -------------
Total adjustments .......................................................            (2,473)             388
                                                                              -------------    -------------
Net cash used by operating activities ...................................              (211)            (297)

Cash flows from investing activities:
Proceeds from sales of real estate ......................................             4,392              204
Additions to real estate properties .....................................                --              (16)
Investment in unconsolidated entity .....................................                --           (2,184)
                                                                              -------------    -------------
Net cash received by investing activities ...............................             4,392           (1,996)

Cash flows from financing activities:
(Repayments) issuance of notes payable ..................................            (2,657)           1,902
Payment received from officer for purchase of common stock ..............                --               75
                                                                              -------------    -------------
Net cash (used) received in financing activities ........................            (2,657)           1,977
                                                                              -------------    -------------
Net increase (decrease) in cash and cash equivalents ....................             1,524             (316)

Cash and cash equivalents at beginning of period ........................               258              639
                                                                              -------------    -------------
Cash and cash equivalents at end of period ..............................             1,782              323
                                                                              =============    =============

Supplemental disclosure of cash flow information and non-cash activity                 2000             1999
                                                                              -------------     ------------
Interest paid ...........................................................               147              172
Income Taxes Paid........................................................                18               --


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (Unaudited)

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

     On January 11, 2000, one of the principal stockholders and President of the Company, N. Russell Walden ("Walden"), sold 650,000 shares of the common stock to Fountainhead and a new President of the Company was elected. Another principal shareholder, ADT Security Services, Inc. ("ADT"), sold 450,000 shares of preferred stock of the Company to Fountainhead. Through the issuance of the common stock pursuant to the Management Agreement and the acquisitions of the Walden common stock and ADT preferred stock, Fountainhead has obtained beneficial ownership of approximately 79% of the common stock. Fountainhead is engaged principally in the business of owning and operating hotel, resort, and other real estate properties. See also note 6.

2.  BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended March 31, 2000. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2001.

     The accompanying financial statements of the Company present the historical cost basis amount of assets, liabilities and shareholders' investment of the real estate business for the periods presented. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its investments in unconsolidated entities after the elimination of all inter-company amounts.

     For the purpose of the Statement of Cash Flows, cash includes cash equivalents which are highly liquid investments with maturity of three months or less.

     The Company accounts for its investments in unconsolidated entities under the equity method of accounting after the elimination of all inter-company transactions.

     In February 2000, the Company began leasing a hotel in Lubbock, Texas. All revenues and expenses of the hotel are included in the Consolidated Statements of Operations.

    On March 28, 2000, the Company changed its fiscal year from August 31 to March 31.

    Certain prior year amounts have been reclassified to conform with the current presentation.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 138 also addresses issues when implementing SFAS No. 133. This Statement should be adopted concurrently with SFAS 133 and is effective for fiscal years beginning after June 15, 2000. Management is evaluating the impact of SFAS No. 133 and SFAS No. 138 on the Company's future earnings and financial position, but does not expect it to be material.

3.  INCOME TAXES:

     The Company has net operating loss carry-forwards for both book and tax purposes which may be used to offset future taxable income. However, due to the change of control of the Company discussed in note 1 above, there are limitations on the amount of net operating loss carry-forwards that may be utilized each year to offset taxable income.

     The Company's income tax provision for the six months ended September 30, 2000 and September 30, 1999 is as follows:

                                                           For the Six
                                                           Months Ended
                                                     --------------------------
                                                       Sept. 30,     Sept. 30,
                                                          2000          1999
                                                       ---------     ---------

Income Tax Provision                                      $ 894     $    --
Utilization of Net Operating
   Loss Carry-forwards                                     (894)         --
                                                       ---------     ---------
Regular Income Tax Provision                                 --          --

Alternative Minimum Income Tax
   Provision                                                 70          --
Deferred Income Tax Benefit
   from AMT Tax Credit                                      (70)         --
                                                       ---------     ---------
Net Income Tax Provision                                  $   --       $   --
                                                       =========     =========


A taxable gain resulted from the sale of the Ramada property. Net operating losses generated in prior years were sufficient to offset this gain for regular Federal and state tax purposes. However for fiscal year ending March 31, 2001, the Company is subject to Federal alternative minimum tax resulting from this sale.

4.  SHAREHOLDERS' INVESTMENT:

Earnings Per Share --

     The following table sets forth the computation of basic and diluted (loss) earnings per share:


                                                For the Three Months Ended        For the six months ended
                                              -------------   -------------    -------------   -------------
                                              September 30,   September 30,    September 30,   September 30,
                                                       2000            1999             2000            1999
                                              -------------   -------------    -------------   -------------
Net (loss) profit                                $ (210,000)     $ (316,000)     $ 2,262,000      $ (684,000)
Less undeclared
preferred dividends                                 (90,000)        (90,000)        (180,000)       (180,000)
                                                 ----------      ----------       ----------      ----------
Net profit (loss)
applicable to common shareholders                $ (300,000)     $ (406,000)     $ 2,082,000      $ (864,000)
                                                 ----------      ----------       ----------      ----------

Weighted average shares outstanding
 basic                                            2,513,480       1,513,480        2,513,480       1,513,480
 diluted                                          2,513,480       1,513,480        3,863,480       1,513,480
                                                  =========       =========        =========       =========
Net profit (loss) per share --
 basic                                              $ (0.12)        $ (0.27)          $ 0.83         $ (0.57)
 diluted                                              (0.12)          (0.27)            0.54           (0.57)
                                                  =========       =========        =========       =========


As of September 30, 2000 there are $570,000 of preferred stock dividends in arrears. The effect of the Company's stock options and convertible securities was excluded from the computations for the three months ended September 30, 1999 and 2000 as it is antidilutive.

Options Granted -

     On June 13, 2000 the Company granted options to purchase 25,000 shares of common stock at a price of $2.25 per share to one of its directors. The options expire in five years.

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

Options Expired -

     In 1993 the company granted options to certain key employees to purchase shares of common stock at a price of approximately $1.83 per share. 210,000 of these options have recently expired as individuals to whom these were issued are no longer with the Company, and the time allotted post employment to exercise these options has expired.

5.  INVESTMENT IN UNCONSOLIDATED ENTITY:

     On September 30, 1999, the Company purchased additional equity in Louisville Hotel, LLC. The Company increased its ownership from 10% to 80%. The consideration issued to acquire the increased ownership was $2,500,000. In March 2000, the Company recognized a write-down of $1,200,000 on its investment in Louisville Hotel, LLC. This write-down was due to the anticipated shortfall of the Company's return of equity as a result of the decreased operating performance of the hotel. Per this hotel's franchise agreement, the franchisor of this hotel determined that an ownership change occurred in conjunction with Fountainhead's purchase of the majority shares of the Company. In turn, a Property Improvement Plan (the "Plan") was developed by the franchisor. Under the Plan, the hotel will be required to make approximately $1,858,000 of improvements by year end of 2002.

6.  MANAGEMENT AGREEMENT:

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

7.  SALE OF OPERATING PROPERTY:

     On May 31, 2000, the Company sold its hotel in Longwood, Florida for $5,100,000. Approximately $3,500,000 of the sales proceeds were used to pay off the mortgage and defeasance penalty on the hotel. The Company recognized approximately $2,634,000 in profit on the sale before tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ridgewood Hotels, Inc. and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the Company's consolidated financial statements for the six months ending September 30, 2000.

     Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations, estimates and projections about the Company's industry, Management's beliefs and certain assumptions made by the Company, and are subject to number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties relating to economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will," or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to the risks and uncertainties referred to above. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this document is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. The Company urges you to carefully review and consider the various disclosures made in this report and in the Company's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS --

     Revenues from hotel operations decreased approximately $114,000 (22%) for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Revenues decreased approximately $28,000 (2%) for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. In 1999, the hotel in Longwood, Florida (the "Longwood Property") was the only source of revenue from hotel operations. This hotel was sold in May 2000; however, the Company began leasing a hotel in Lubbock, Texas in February 2000 (the "Texas Property"). The Longwood Property provided approximately $357,000 in revenues until its sale in May, 2000 as compared to $1,213,000 during the six month period ending September 30, 1999. The Texas Property provided approximately $828,000 in the six month period ended September 30, 2000.

     Revenues from hotel management increased approximately $251,000 (60%) for the three months ended September 30, 2000 compared to the three months ended

September 30, 1999. During the three month period ending September 30, 2000, the Company realized $54,000 of revenue from a technical development agreement with Fountainhead Development Corp. for a hotel development project in St. Andrews Scotland. In addition, management of Fountainhead's Chateau Elan properties in Georgia and Florida accounted for approximately $198,000 in management fees for this three month period. For the six months ended September 30, 2000 as compared to the six months ended September 30, 1999, hotel management revenues increased $647,000 (94%) due to overall increased revenues at the hotels managed by the Company and a larger number of hotels under management. A significant portion of the increase in management revenues is attributed to the Company's management of the Chateau Elan properties in Georgia and Florida which provided approximately $430,000 during this period.

     The Company entered into seven new management agreements during the six months ended September 30, 2000. Included are (i) an agreement to continue managing the Longwood Property which the Company sold in May, 2000, (ii) an agreement which went into effect as of June 27 to manage a 131 room Ramada in Duluth, Georgia, and (iii) agreements for four properties which began providing revenues as of October 15, 2000. These four properties include a 346 room Ramada Midtown Atlanta Hotel & Conference Center, a 224 room Ramada Inn in Spartanburg, South Carolina, a 132 room Ramada Suites in Norcross, Georgia, and a 199 room Howard Johnson Northeast Atlanta. The Company also entered into a management agreement for a 416 room Ramada Hotel & conference center which is in development and is scheduled to open in 2001.

     The Company's management agreements with respect to five properties which the Company derived approximately $126,000 and $ 269,000 of base management revenues during the three and six month periods ending September 30, 2000, respectively, have been terminated as follows: a 184 room hotel in Lackland, Texas, as of July 1, a 176 room Hampton Inn in Houston, Texas, as of September 1, a 123 room Ramada Inn in Marietta, Georgia, as of October 17, a 324 room Sheraton Four Points in San Antonio Texas, as of November 1, and a 243 room Holiday Inn Select in Lynchburg, Virginia, as of November 1.

     Equity in net income of unconsolidated entities for the three and six months ended September 30, 2000 was received from Louisville Hotel, LLC. This equity is offset, on a dollar for dollar basis, by interest payments on notes outstanding with Louisville Hotel, LP, and is recorded as interest expense.

     During the six months ending September 30, 2000, the Company had gains from real estate sales of approximately $2,646,000. Approximately $2,634,000 of the gain was due to the sale of the Longwood Property and $12,000 was due to the sale of a parcel of land in Phoenix, Arizona. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

     Expenses of real estate properties decreased $66,000 (12%) for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The leased property in Lubbock Texas incurred $490,000 in expenses in the three months ended September 30, 2000 compared to expenses for the Longwood Property of $556,000 for the same period in 1999. Expenses of real estate properties increased $167,000 (15%) for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. The changes in expenses for real estate properties for these time periods is due to the timing of the addition of the leased Texas Property and the sale of the Longwood Property.

     Depreciation and amortization expense decreased approximately $50,000 (28%) and increased $13,000 (5%), respectively for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999. These variances are due to the amortization of the $2,000,000 Management Agreement with Fountainhead, and the elimination of depreciation on the Longwood Property immediately following its sale.

     General, administration and other expenses increased approximately $79,000 (13%) and $93,000 (8%) respectively for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999 due in part to increased payroll expenses and in part to the Company creating a reserve of $28,000 as an allowance for possible losses. This reserve was based on examination of accounts receivable at September 30, 2000 for which a reasonable assumption of risk is applied.

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

     The Management Agreement has a term of five years but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment. The Company's new management continues to seek new hotel management opportunities, including possible opportunities to manage other properties being developed by Fountainhead. In addition to Chateau Elan Georgia, the Company manages the Chateau Elan Sebring which is a Fountainhead property located in Sebring, Florida. The Company also entered an agreement with Fountainhead in August to provide development and pre-opening services for a hotel development project in St. Andrews Scotland. The Company will receive a total of $102,000 for these pre-opening services. The Company intends to seek management opportunities with other Fountainhead properties; however, Fountainhead has no obligation to enter into further management relationships with the Company, and there can be no assurance that the Company will manage any Fountainhead properties in the future.

     The Company has an 80% economic interest in a hotel in Louisville, Kentucky. Per this hotel's franchise agreement, the franchisor of this hotel determined that an ownership change occurred in conjunction with Fountainhead's purchase of the majority shares of the Company. In turn, a Property Improvement Plan (the "Plan") was developed by the franchisor. Under the Plan, the hotel will be required to make approximately $1,858,000 of improvements by year end of 2002.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 18, 2000, the Company held its Annual Meeting of Stockholders at which Henk H. Evers, Luther A. Henderson, Anthony Mastandrea, Sheldon E. Misher, Donald E. Panoz and Nancy C. Panoz were elected as directors of the Company. Each nominee was elected by the affirmation vote of a majority of the shares present at the Annual Meeting as follows:


                                      VOTES
                                      -----

DIRECTOR NOMINEE                 FOR           AGAINST         ABSTAIN
----------------                 ---           -------         -------
Henk H. Evers                 2,253,770          --            66,865

Luther A. Henderson           2,303,275          --            17,360

Anthony Mastandrea            2,259,235          --            61,400

Sheldon Misher                2,303,140          --            17,495

Donald E. Panoz               2,303,140          --            17,495

Nancy C. Panoz                2,301,220          --            19,415


No other matters were acted on at the Annual Meeting.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:

             27  Financial Data Schedule

         B.  Reports on Form 8-K:

             No reports on Form 8-K were filed during the three ended September 30, 2000.



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


Date:  November 14, 2000