Form 10-Q
period 2000-12-31
RIDGEWOOD HOTELS INC
filed 2001-02-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                       1106 Highway 124, Hoschton, Georgia
                                      30548
         -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (770) 867-9830
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

            2859 Paces Ferry Rd. Suite 700 , Atlanta, Georgia, 30339
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No  X
    -----      -----

Common stock, par value $.01 per share - 2,513,480 shares outstanding at Dec. 31, 2000.

                          PART I. FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          -----------------------------

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2000
                ($000'S omitted, except share and per share data)
                ------------------------------------------------

                                                                                          (Unaudited)
                                                                                         December 31,       March 31,
ASSETS                                                                                           2000            2000
- ------                                                                                    -----------     -----------

Current Assets:

     Cash and Cash Equivalents                                                                $ 1,848           $ 258

     Receivables from Affiliates                                                                  171              62

     Other Receivables, net                                                                       409             332

     Other Current Assets                                                                         154             320
                                                                                              -------         -------
Total Current Assets                                                                            2,582             972

Real Estate Investments:
   Real Estate Properties
     Operating Properties, net                                                                     --           1,106
     Land Held for Sale, net                                                                    1,416           1,806

   Investment in Unconsolidated
     Hotel Entities, net                                                                        2,000           2,000
                                                                                              -------         -------
Total Real Estate Investments                                                                   3,416           4,912

Management Contracts, net                                                                       1,814           2,192

Other Assets, net                                                                                  37             167
                                                                                              -------         -------
               Total Assets                                                                   $ 7,849         $ 8,243
                                                                                              =======          ======


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2000
                ($000'S omitted, except share and per share data)
                ------------------------------------------------

                                                                                          (Unaudited)
                                                                                         December 31,       March 31,
LIABILITIES:                                                                                     2000            2000
- -----------                                                                              ------------    ------------
Current Liabilities:
     Current Maturities of Long-Term Debt                                                     $     -            $ 37

     Accounts Payable                                                                             383             284

     Payables to Affiliates                                                                       345              75

     Accrued Salaries, Bonuses and Other Compensation                                              85              97

     Accrued Property Tax Expense                                                                  12              39

     Accrued Interest and Other Liabilities                                                       772             524
                                                                                              -------         -------
Total Current Liabilities                                                                       1,597           1,056

Accrued Pension Liability                                                                         520             520

Deferred Curtailment Gain on Pension Liability                                                    374             374

Long-Term Debt                                                                                  1,933           4,553
                                                                                              -------         -------

          Total Liabilities                                                                     4,424           6,503
                                                                                              -------         -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT:
     Series A Convertible Cumulative Preferred Stock, $1 par value,
     1,000,000 shares authorized, 450,000 shares issued and outstanding                           450             450
     Common Stock, $.01 par value, 5,000,000 shares authorized,
     2,513,480 shares issued and outstanding                                                       25              25

     Paid-in surplus                                                                           17,671          17,671
     Accumulated deficit                                                                      (14,721)        (16,406)
     -------------------                                                                      -------         -------

          Total Shareholders' Investment                                                        3,425           1,740
                                                                                              -------         -------
               Total Liabilities and Shareholders' Investment                                 $ 7,849         $ 8,243
                                                                                              =======         =======

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     RIDGEWOOD HOTELS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($000's omitted, except per share data)
                                    Unaudited
                                    ---------

                                                                      For the Three Months Ended         For the Nine Months Ended

                                                                    -----------       -----------      -----------      -----------
                                                                    December 31,      December 31,     December 31,     December 31,
                                                                        2000              1999             2000             1999
                                                                    -----------       -----------      -----------      -----------

REVENUES:
Revenues from hotel operations .................................        $   414          $   526       $ 1,599          $ 1,739
Revenues from hotel management .................................            530              377         1,867            1,067
Sales of real estate properties ................................             --               87         5,525              322
Equity in net income of unconsolidated entities ................             63               67           189              124
Interest income ................................................             22                0            46               27
Other ..........................................................             10               20            16               23
 ................................................................        -------          -------       -------          -------
Total Revenues .................................................          1,039            1,077         9,242            3,302
                                                                        -------          -------       -------          -------
COSTS AND EXPENSES:
Expenses of real estate properties .............................            485              524         1,797            1,669
Cost of real estate sold .......................................              8                3         2,887               99
Lease commitment for vacated office, net  ......................            106               --           106               --
Depreciation and amortization ..................................            131               87           415              358
Interest expense ...............................................             63              146           210              318
General, administration and other ..............................            823              706         2,142            1,931
                                                                        -------          -------       -------          -------
Total Costs and Expenses .......................................          1,616            1,466         7,557            4,375
                                                                        -------          -------       -------          -------
NET (LOSS) PROFIT ..............................................           (577)            (389)        1,685           (1,073)

PREFERRED DIVIDENDS ............................................            (90)             (90)         (270)            (270)
                                                                        -------          -------       -------          -------
NET (LOSS) PROFIT APPLICABLE TO ................................        $  (667)         $  (479)      $ 1,415          $(1,343)
COMMON SHAREHOLDERS ............................................             --               --            --               --

(LOSS) EARNINGS PER COMMON SHARE:
Basic ..........................................................        $ (0.27)         $ (0.32)      $  0.56          $ (0.89)
Diluted ........................................................          (0.27)           (0.32)         0.37            (0.89)
                                                                        =======          =======       =======          =======

                 The accompanying notes are an integral part of
                         these consolidated statements.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                    Unaudited
                                    ---------

                                                                                                    For the Nine Months Ended
                                                                                                  December 31,     December 31,
                                                                                                          2000             1999
                                                                                                        ------          ------

Cash flows from operating activities: .........................................................             --              --
Net profit (loss) .............................................................................          1,685          (1,073)
Adjustments to reconcile net profit (loss) to net cash used by operating activities:
Depreciation and amortization .................................................................            415             358
Increase in allowance for doubtful accounts ...................................................            148              --
Gain from sales of real estate properties .....................................................         (2,638)           (223)
(Increase) decrease in other assets ...........................................................           (325)            285
Increase in accounts payable and accrued liabilities ..........................................            578             212
                                                                                                        ------          ------
Total adjustments .............................................................................         (1,822)            632
                                                                                                        ------          ------
Net cash used by operating activities .........................................................           (137)           (441)

Cash flows from investing activities:
Proceeds from sales of real estate ............................................................          4,384             283
Additions to real estate properties ...........................................................             --             (15)
Investment in unconsolidated entity ...........................................................             --          (2,184)
                                                                                                        ------          ------
Net cash received by investing activities .....................................................          4,384          (1,916)

Cash flows from financing activities:
(Repayments) isuance of notes payable .........................................................         (2,657)          1,893
Payment received from officer for purchase of common stock ....................................             --              75
                                                                                                        ------          ------
Net cash (used) received in financing activities ..............................................         (2,657)          1,968
                                                                                                        ------          ------
Net increase (decrease) in cash and cash equivalents ..........................................          1,590            (389)

Cash and cash equivalents at beginning of period ..............................................            258             639
                                                                                                        ------          ------
Cash and cash equivalents at end of period ....................................................          1,848             250
                                                                                                        ======          ======

Supplemental disclosure of cash flow information and non-cash activity ........................           2000            1999
                                                                                                        ------          ------
Interest paid .................................................................................            210             318
Income Taxes Paid..............................................................................             35              --


  The accompanying notes are an integral part of these consolidated statements

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)

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

2. BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended March 31, 2000. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2001.

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

     In 1997, the Emerging Issues Task Force issued EITF No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF No. 97-2 establishes that physician practice management entities have a controlling interest in a physician practice if certain requirements are met. None of the Company's hotel management agreements meet these requirements.

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

     On December 3, 1999, the Securities Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101: "Revenue Recognition in Financial Statements". The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company adopted SAB 101 on December 3, 1999 and is in compliance.

3. INCOME TAXES:

     The Company has net operating loss carry-forwards for both book and tax purposes which may be used to offset future taxable income. However, due to the change of control of the Company discussed in note 1 above, there are limitations on the amount of net operating loss carry-forwards that may be utilized each year to offset taxable income.

     The Company's income tax provision for the nine months ended December 31, 2000 and December 31, 1999 is as follows:


                                                            For the Nine
                                                            Months Ended
                                                     --------------------------
                                                      Dec. 31,         Dec. 31,
                                                         2000            1999
                                                      ---------        --------

Income Tax Provision                                      $ 894          $    --
Utilization of Net Operating
   Loss Carry-forwards                                     (894)              --
                                                          -----          -------
Regular Income Tax Provision                                 --               --

Alternative Minimum Income Tax
   Provision                                                 70               --
Deferred Income Tax Benefit
   from AMT Tax Credit                                      (70)              --
                                                          -----          -------
Net Income Tax Provision                                  $  --          $    --
                                                          =====          =======


A taxable gain resulted from the Company's sale of its hotel in Longwood, Florida in May of 2000. Net operating losses generated in prior years were sufficient to offset this gain for regular Federal and state tax purposes. However, for fiscal year ending March 31, 2001, the Company is subject to Federal alternative minimum tax resulting from this sale.

4.  SHAREHOLDERS' INVESTMENT:

Earnings Per Share --

     The following table sets forth the computation of basic and diluted (loss) earnings per share:


                                                            For the Three Months Ended              For the Nine Months Ended

                                                           ------------    -------------       ------------    -------------
                                                           December 31,     December 31,       December 31,     December 31,
                                                                   2000             1999               2000             1999
                                                               --------         --------            --------        --------

Net (loss) profit                                           $  (577,000)     $  (389,000)       $ 1,685,000      $(1,073,000)
Less undeclared
preferred dividends                                             (90,000)         (90,000)          (270,000)        (270,000)
                                                            -----------      -----------        -----------      -----------
Net (loss) profit
applicable to common shareholders                           $  (667,000)     $  (479,000)       $ 1,415,000      $(1,343,000)
                                                            -----------      -----------        -----------      -----------
Weighted average shares outstanding
 basic                                                        2,513,480        1,513,480          2,513,480        1,513,480
 diluted                                                      2,513,480        1,513,480          3,863,480        1,513,480
                                                            ===========      ===========        ===========      ===========
Net (loss) profit per share --
 basic                                                      $     (0.27)     $     (0.32)       $      0.56      $     (0.89)
 diluted                                                          (0.27)           (0.32)              0.37            (0.89)
                                                            ===========      ===========        ===========      ===========


     As of December 31, 2000 there are $660,000 of preferred stock dividends in arrears and due to Fountainhead. The last time the Company declared preferred dividends in February 1999, dividends were declared out of paid-in surplus and recorded against that account in accordance with applicable Delaware law.

     The effect of the Company's stock options and convertible securities was excluded from the computations for the three months ended December 31, 1999 and 2000 as it is antidilutive.

Options Granted -

     On June 13, 2000 the Company granted options to purchase 25,000 shares of common stock at a price of $2.25 per share to one of its directors. The options expire in five years.

     With an effective date of July 1, 2000 the Company granted options to purchase 258,500 shares of common stock at a price of $2.00 per share to its key employees under the Ridgewood Hotels, Inc. 1993 Stock Option Plan. Certain employees' options vest over a four-year period in 25% increments while certain others vest over a four-year period with 10% the first year, 25% the second year, 50% the third year and 100% the fourth year. All options expire ten years from the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Plan.

On June 26, 2000 the Company authorized that the compensation committee may grant options to the Company's employees to acquire no more than an aggregate of 20,000 shares of common stock on such terms and conditions as the compensation committee shall determine from time to time.

Options Expired -

     On March 30, 1993 the company granted options to certain key employees to purchase 378,000 shares of common stock at a price of approximately $1.83 per share. As of December 31, 2000, 18,000 of these options remain outstanding. These remaining options expire ten years from date of grant, unless earlier by reason of death, disability, termination of employment by other reasons outlined in plan.


5.   INVESTMENT IN UNCONSOLIDATED ENTITY

     On September 30, 1999, the Company purchased an additional interest in Louisville Hotel, LLC. The Company increased its ownership 10% to 80%. The consideration issued to acquire the increased interest was $2,500,000.

     In accordance with EITF # 96-16 "Investor's accounting for an investor when the investor has a majority of the voting interest but the minority shareholder or shareholders have certain approval or veto rights", Louisville Hotel, LLC is not consolidated in the accompanying financial statements as the minority member has kept substantial participation rights in this entity.

     In March 2000, the Company recognized a write-down of $1,200,000 on its investment in Louisville Hotel, LLC. This write-down was due to the anticipated shortfall of the Company's return of equity as a result of the decreased operating performance of the Louisville Hotel. Per the Louisville Hotel's franchise agreement, the franchisor determined that an ownership change occurred in conjunction with Fountainhead's purchase of the majority shares of the Company. In turn, a new franchise agreement and a Property Improvement Plan (the "Plan") are being discussed with the franchisor. Under the Plan, the Louisville Hotel will be required to make approximately $1,858,000 of improvements by December 31, 2002. At this time, it has not been determined whether the Louisville Hotel will be able to self-fund the Plan.


6. MANAGEMENT AGREEMENT

     On January 10, 2000, the Company entered into the Management Agreement with Fountainhead (see note 1), pursuant to which Fountainhead retained the Company to perform management services at Chateau Elan Winery and Resort, one of Fountainhead's properties, for a period of five years beginning on March 24, 2000. In consideration of Fountainhead's agreement to enter into the Management Agreement and a payment of $10,000 by Fountainhead to the Company, the Company issued to Fountainhead 1,000,000 shares of common stock at a fair market value of $2.00 per share. In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year at the end of Chateau Elan Winery and resort's fiscal year, March 31. The annual incentive fee is based on the profitability of the properties being managed during that year.

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


7. SALE OF OPERATING PROPERTY --

     On May 31, 2000, the Company sold its hotel in Longwood, Florida for $5,100,000. Approximately $3,500,000 of the sales proceeds were used to pay off the mortgage and defeasance penalty on the hotel. The Company recognized approximately $2,626,000 in profit on the sale before tax.

8. SUBSEQUENT EVENTS --

     As of January 1, 2001 the company has implemented an organizational restructure which relocated corporate regional directors of operations positions into area general manager positions who will be physically located at individual properties. The salaries of the area general managers will be funded by the individual properties. Therefore, the Company expects reduced payroll costs and does not expect to incur any additional costs in connection with this organizational restructure. The company is also in the process of de-centralizing accounting services it provides for several of the managed properties. With this plan the Company would reduce its payroll costs associated with centralized accounting of these properties, and these managed properties would no longer provide an accounting fee to the Company.

     On January 4, 2001 the Company changed the location and phone number of its principle executive offices to 1106 Highway 124, Hoschton, Georgia, 30548. The Company's new phone number is (770) 867-9830 and new fax number is (404) 307-0836. The space at this new location will be leased from Nanco Co. at rates not to exceed market. Nanco Co. is owned by one of the Company's directors.

     The Company intends to sublet the space it previously occupied at 2859 Paces Ferry Road suite 700, Atlanta, Georgia (the "Space"). The lease commitment at the Company's former location expires May 31, 2002 with approximately $224,000 in future lease payments remaining at December 31, 2000. The Company entered into an agreement with Carter and Associates Real Estate Services to market the Space and broker any sublease agreement. The Space is currently being marketed for sublet at rates which are approximately 75% of the Company's lease rate. The Company has recorded $106,000 of cost for the remaining term of this lease net of anticipated sublet income.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
               COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1999


     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ridgewood Hotels, Inc. and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the Company's consolidated financial statements for the nine months ending December 31, 2000.

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


RESULTS OF OPERATIONS --

     Revenues from hotel operations decreased approximately $112,000 (21%) for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. Revenues decreased approximately $140,000 (8%) for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. In 1999, the hotel in Longwood, Florida (the "Longwood Property") was the only source of revenue from hotel operations. This hotel was sold in May 2000; however, the Company began leasing a hotel in Texas in February 2000 (the "Texas Property"). The Longwood Property provided approximately $357,000 in revenues until its sale in May, 2000 as compared to $1,739,000 during the nine month period ending December 31, 1999. During the nine month period ended December 31, 2000, the Texas Property provided approximately $1,242,000 in revenues.

     Revenues from hotel management is generally based on agreements which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accounting fees are set monthly fees charged to hotels which utilize centralized accounting services provided by the Company.

     As there tends to be some seasonality inherent within the hotel industry, it is common to see fluctuations in hotel revenues from quarter to quarter. The three months ending December 31, 2000 is generally a slower quarter for the majority of the hotels managed by the Company. The fluctuations in the hotels' revenues has a direct impact on the Company's base management fee revenues generated in the quarter.

     Revenues from hotel management increased approximately $153,000 (41%) for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. Management of Fountainhead Development Corporation ("Fountainhead") Chateau Elan properties in Georgia and Florida and technical advising for development of Chateau Elan St. Andrews, Scotland accounted for approximately $223,000 in hotel management revenues for the three month period ending December 31, 2000. For the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999, hotel management revenues increased $800,000 (75%) due to overall increased revenues at the hotels managed by the Company and a larger number of hotels under management. A significant portion of the increase in hotel management revenues is attributed to the Company's management of the Chateau Elan properties in Georgia and Florida and technical advising for the development of Chateau Elan St. Andrews Scotland. These Chateau Elan properties accounted for approximately $729,000 of management fees during the nine month period ending December 31, 2000.

     In compliance with Staff Accounting Bulletin ("SAB") No. 101, the company does not accrue or realize incentive management fee revenues until earned. The management agreements identify when incentive fees are earned and how they are calculated. Some of the Company's management agreements have provisions that incentives are earned quarterly while others provide for annual incentive fees. Some of the agreements' incentive fee provisions are based on a calendar year while others are based on a fiscal year. The only agreement which is anticipated to have a material impact on the Company's results for fiscal year ending March 31, 2001 is the management agreement with Fountainhead for the Chateau Elan Winery and Resort. This Incentive Fee is earned at the end of Chateau Elan's fiscal year at March 31, 2001. The Company anticipates recording an incentive fee of approximately $300,000 at March 31, 2001 based on current projections provided by Chateau Elan management. The amount of this fee may vary if Chateau Elan's actual results differ from current projections.

     The Company entered into eight new management agreements during the nine months ended December 31, 2000. Included in these agreements are (i) an agreement to continue managing the Longwood Property which the Company sold in May, 2000, (ii) an agreement which went into effect as of June 27 to manage a 131 room Ramada Inn in Duluth Georgia, and (iii) agreements for four properties which began providing revenues as of October 15. These four properties include a 346 room Ramada Midtown Atlanta Hotel & Conference Center, a 224 room Ramada Inn Spartanburg, South Carolina, a 132 room Ramada Suites Norcross, Georgia, and a 199 room Howard Johnson Northeast Atlanta, (iv) an agreement to manage the Atlanta Capitol Plaza which is a 416 room Ramada hotel and conference center in downtown Atlanta which opened February 6 2001, (v) an agreement to manage a 144 room Holiday Inn Express in Smyrna, Georgia which began providing revenues as of January 11, 2001.

     The Company's management agreements with respect to seven properties which the Company derived approximately $45,000 and $ 341,000 of base management revenues during the three and nine month periods ending December 31, 2000, respectively, have been terminated as follows: (i) a 184 room hotel in Lackland Texas as of July 1, (ii) a 176 room Hampton Inn in Houston Texas as of September 1, (iii) a 123 room Ramada Inn Marietta, Georgia as of October 17, (iv) a 324 room Sheraton Four Points in San Antonio Texas as of November 1, (v) a 243 room Holiday Inn in

Lynchburg Virginia as of November 1, (vi) a 131 room Ramada Inn in Duluth Georgia as of November 17, (vii) and an 83 room Best Western in Plainview Texas as of January 23, 2001.

     Equity in net income of unconsolidated entities for the three and nine months ended December 31, 2000 was received from Louisville Hotel, LLC. This equity is offset, on a dollar for dollar basis, by interest payments on notes outstanding with Louisville Hotel, LP, and is recorded as interest expense.

     Expenses of real estate properties decreased $39,000 (7%) for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. The leased property in Lubbock Texas incurred $473,000 in expenses in the three months ended December 31, 2000 compared to expenses for the Longwood Property of $513,000 for the same period in 1999. Expenses of real estate properties increased $128,000 (8%) for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. The changes in expenses for real estate properties for these time periods is due to the timing of the addition of the leased Texas Property and the sale of the Longwood Property.

     During the three months ended December 31, 2000 the Company incurred approximately $8,000 of additional costs associated with the sale of the Longwood Property. During the nine months ending December 31, 2000, the Company had gains from real estate sales of approximately $2,638,000. Approximately $2,626,000 of the gain was due to the sale of the Longwood Property and $12,000 was due to the sale of a parcel of land in Phoenix, Arizona. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

     The Company has recorded a $106,000 cost, which is net of anticipated sublet income, for the remaining term of a lease of the space previously occupied at 2859 Paces Ferry Road suite 700, Atlanta, Georgia (the "Space"). The lease commitment for this former location expires May 31, 2002 with approximately $224,000 in future lease payments remaining at December 31, 2000. The Company entered into an agreement with Carter and Associates Real Estate Services to market the Space and broker any sublease agreement. The Space is currently being marketed for sublet at rates which are approximately 75% of the Company's lease rate.

     Depreciation and amortization expense increased approximately $44,000 (51%) and $57,000 (16%), respectively for the three and nine months ended December 31, 2000 compared to the three and nine months ended December 31, 1999. These variances are due to the addition of amortization on the $2,000,000 Management Agreement with Fountainhead, and the elimination of depreciation on the Longwood Property immediately following its sale.

     General, administration and other expenses increased approximately $117,000 (17%) for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. During the three months ending December 31, 2000, the Company recorded $120,000 as additional allowance for doubtful accounts in association with properties the Company no longer manages which have balances owed the Company that have aged beyond 90 days since the termination of their agreements. Also during the three months ended December 31, 2000 the company recorded approximately $104,000 of legal expenses, of which approximately $69,000 relates to the shareholder derivative action pending in the Delaware Court of Chancery which is described more fully herein at Part II, Item 1, Legal Proceedings. In addition to the Company's legal expenses, certain of the defendants have asserted that they have the right to require the Company to continue to advance their legal fees and expenses, subject to such defendants undertaking to repay the advances if required under Delaware law. As a result of these claims, while the Company believes that it is not required to continue to advance legal fees and expenses to the defendants that were found to be liable to the Company, the Company has accrued for these claims. If the Company is required to advance such expenses, the Company does not know whether such defendants have the financial ability to repay such advances.

     General. administration and other expenses increased approximately $211,000 (11%) for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. General, administrative and other expenses include the cost of two employment agreements for individuals who are no longer employees of the Company. The cost of these two employment agreements was approximately $135,000 during the nine month period ending December 31, 2000. One of these agreements expired on December 25, 2000 and the other agreement will expire on May 25, 2001.

     The Company has implemented a bonus program for certain key employees to earn up to 25 % their base salary earnings in bonus compensation. The awarding of these bonuses is contingent upon Company results with the exclusion of income derived from real estate sales or proceeds. The bonus criteria includes overall results of managed properties as well. All criteria has been outlined in writing and provided to eligible employees. Certain Participants in this plan may also be eligible to receive a deferred stock bonus award which will be 20% of the cash bonus awarded.

     Chateau Elan incentive management fees may have a material impact on the company's earnings for fiscal year end March 31, 2001. As a result, if the projected incentive fee is earned, certain Company employees may become eligible for bonus compensation. Since criteria for these employees to earn bonuses would likely not be met without the impact of anticipated Chateau Elan incentive fees, the Company has not accrued or realized any bonuses for the fiscal year ending March 31, 2001 as of December 31, 2000.

     As of January 1, 2001 the Company has implemented an organizational restructure which relocated corporate regional directors of operations positions into area general manager positions who will be physically located at individual properties. The salaries of the area general managers will be funded by the individual properties. Therefore, the Company expects reduced payroll costs and does not expect to incur any additional costs in connection with this organizational restructure. The Company is also in the process of de-centralizing accounting services it provides for several of the managed properties. With this plan the Company would reduce its payroll costs associated with centralized accounting of these properties, and these managed properties would no longer provide an accounting fee to the Company.

LIQUIDITY AND CAPITAL RESOURCES -

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

     The Management Agreement has a term of five years but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment. The Company's new management continues to seek new hotel management opportunities, including possible opportunities to manage other properties being developed by Fountainhead. In addition to Chateau Elan Georgia, the Company manages the Chateau Elan Sebring which is a Fountainhead property located in Sebring, Florida. The Company also entered an agreement with Fountainhead in August, 2000 to provide development and pre-opening services for a hotel development project in St. Andrews, Scotland. The Company will receive a total of $102,000 for these pre-opening services. The Company intends to seek management opportunities with other Fountainhead properties; however, Fountainhead has no obligation to enter into further management relationships with the Company, and there can be no assurance that the Company will manage any Fountainhead properties in the future.

     On May 31, 2000, the Company sold its hotel in Longwood, Florida for $5,100,000. Approximately $3,500,000 of the sales proceeds were used to pay off the mortgage and defeasance penalty on the hotel. The Company recognized approximately $2,626,000 in profit on the sale before tax.

     In May 2000, the Company sold a parcel of land in Phoenix, Arizona for net proceeds of approximately $381,000.

     On January 4, 2001 the Company changed the location and phone number of its principle executive offices to 1106 Highway 124, Hoschton, Georgia, 30548. The Company's new phone number is (770) 867-9830 and fax number is (770) 307-0836. The space at this new location will be leased from Nanco Co. at rates not to exceed market. Nanco Co. is owned by one of the Company's directors.

     The Company intends to sublet the space it previously occupied at 2859 Paces Ferry Road suite 700, Atlanta, Georgia (the "Space"). The lease commitment at the Company's former location expires May 31, 2002 with approximately $224,000 in future lease payments remaining at December 31, 2000. The Company entered into an agreement with Carter and Associates Real Estate Services to market the Space and broker any sublease agreement. The Space is currently being marketed for sublet at rates which are approximately 75% of the Company's lease rate. The Company has recorded $106,000 of cost for the remaining term of this lease net of anticipated sublet income.

     Upon subletting the Space, the Company will subsidize the cost of the remaining portion of the lease monthly. Also upon subletting, the Company expects significant reductions in monthly office rent payments for the space at its new location combined with its portioned payment on the sublet Space as compared to the monthly lease payments on the Space prior to the Company's relocation. The Company will incur full payments of both locations as long as the Space is not sublet.

     In February 2000, the Company entered into a six month lease agreement for a hotel in Lubbock, Texas ("Lubbock Hotel"). The lease was subsequently extended until July 31, 2001. All revenues and expenses of Lubbock Hotel are included in the Consolidated Statements of Operations. As of December 31, 2000 the accumulated deficit incurred for this property is approximately $132,000, of which an approximate $141,000 loss was incurred during the nine months ending December 31, 2000 and an approximate $9,000 gain was recorded at the Company's prior fiscal year end. The Company is currently discussing its options and /or attempting to renegotiate terms within the lease agreement with the Lubbock Hotel's owner.

     The Company has an 80% economic rights interest in the operating cash flows of a hotel in Louisville, Kentucky (the "Louisville Hotel"). Per the Louisville Hotel's franchise agreement, the franchisor determined that an ownership change occurred in conjunction with Fountainhead's purchase of the majority shares of the Company. As a result, a new franchise agreement and a Property Improvement Plan (the "Plan") are being discussed with the franchisor. Under the Plan, the Louisville Hotel will be required to make approximately $1,858,000 of improvements by December 31, 2002. At this time, it has not been determined whether the Louisville Hotel will be able to self-fund the Plan.

     The Company also currently has 17 other hotels which it manages. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisers, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

     Many of the properties managed by the Company operate with annual net deficits and experience seasonally slower business during November, December and January. These particular managed properties tend to experience critical cash flow issues throughout the year. These cash flow issues have affected timely payments to the Company for management fees, employer expenses, reimbursable expenses, and property & liability insurance premiums carried on the Company's policy. The Company has had success working directly with some property owners to resolve cash flow issues at certain properties. The Company continues to discuss these issues with other owners.

     The Company is also currently discussing terms for collections of management fees, employer expenses, advances, and insurance premium payments for properties which management agreements have been terminated. The Company has reserved an allowance for doubtful accounts of $148,000 in association with certain of these properties as their balances have aged beyond 90 days since the termination of their agreements.

     The Company has recorded a total of $345,000 payable to affiliates for the salary of Mr. Henk Evers, President and Chief Operating Officer, which continues to be advanced by Fountainhead Development Corporation. During the nine month period ending December 31, 2000, $270,000 of this payable was incurred. Balances receivable from affiliates are approximately $171,000 for Fountainhead's Chateau Elan properties in Georgia, Florida, and St. Andrews, Scotland.




                           PART II. OTHER INFORMATION



ITEM 3.    LEGAL PROCEEDINGS

     On May 2, 1995, a complaint was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled William N. Strassburger v. Michael M. Earley, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Hotels, Inc., nominal defendant, C.A. No. 14267 (the "Complaint"). The plaintiff is an individual shareholder of the Company who purported to file the Complaint individually, representatively on behalf of all similarly situated shareholders, and derivatively on behalf of the Company. The Complaint challenged the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. ("Triton") and Hesperus Partners Ltd. ("Hesperus") in five counts, denominated Waste of Corporate Assets, Breach of Duty of Loyalty to Ridgewood, Breach of Duty of Good Faith, Intentional Misconduct, and Breach of Duty of Loyalty and Good Faith to Class. On March 19, 1998, the Court dismissed all class claims, with only the derivative claims remaining for trial. The case was tried to Vice Chancellor Jacobs during the period February 1 through February 3, 1999.

     On January 24, 2000, the Court rendered its Opinion after trial. The Court found in favor of the plaintiff and against three of the four individual director-defendants (Messrs. Walden, Stiska and Earley). The Court held that the repurchase transactions being challenged were unlawful under Delaware law, for two primary reasons: (1) the transactions were entered into for the improper purpose of entrenching Mr. Walden in his then-current position of President and Director, and thus constituted an unlawful self-dealing transaction; and (2) the use of the Company's assets to repurchase its common stock held by Triton and Hesperus was not demonstrated to the Court's satisfaction to be "entirely fair" to the minority shareholders under the entire fairness doctrine as enunciated under Delaware law. Having found that the challenged transactions were unlawful, the Court determined that further proceedings would be necessary to identify the precise form that the final decree in this case should take.

     On May 15, 2000, the plaintiff filed a Memorandum in support of Judgment after Trial requesting that the Court enter an order rescinding the Company's issuance of preferred stock in connection with repurchase transactions and requesting that the Court enter a judgment for damages against Messrs. Stiska, Earley and Walden. The Company and the defendants filed written responses to plaintiff's memorandum in August, 2000.

     In November, 2000, the Court entered an Order Partially Implementing Decisions and Scheduling Proceedings on Rescissory Damages (the "November 2000 Order"). The November 2000 Order, among other things, orders the recision of the Company's outstanding preferred stock and the issuance of 1,350,000 shares of the Company's Common Stock in return therefor but the recision of the preferred stock is stayed subject to the Court's entry of a final order on the remaining issues. The November 2000 Order also provides that the Court must determine (i) if defendant Triton will be required to return to the Company $1,162,000 in dividends previously paid on the preferred stock and whether interest will be required to be paid on such dividends and (ii) the amount of rescissory damages, if any, that defendants Walden, Stiska and Earley should be required to pay to the Company and whether such damages are subject to pre-judgment interest from September 1, 1994. The November 2000 Order provides a schedule for the parties to provide additional evidence and briefs to the Court with respect to the damages issues.

     As a derivative action, the Company does not believe that the ultimate outcome of the litigation will result in a material adverse effect on its financial condition. However, the Company may be required to pay plaintiff's attorneys' fees. In addition, while the Company had been advancing the legal fees and expenses of the director-defendants prior to the Opinion, the Company believes that it is not required to advance legal fees and expenses to the director-defendants who were found to be liable to the Company. However, Mr. Walden has asserted that he has the right to the continued advancement of his legal fees and expenses under the Company's Certificate of Incorporation (as amended), subject to an undertaking to pay such advances back if required under Delaware law. If the Company is required to advance such fees and expenses, and the defendants are required to repay such advances in the future, the defendants' financial ability to make such repayment is not known to the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         A.  Exhibits:

               27  Financial Data Schedule

         B.  Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended December 31, 2000.

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


Date:  February 14, 2000