Form 10-K
period 2001-03-31
RIDGEWOOD HOTELS INC
filed 2001-07-16
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________

Commission File Number 0-14019


                             Ridgewood Hotels, Inc.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                         58-1656330
                 --------                                         ----------
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization                          Identification No.)

             1106 Highway 124
            Hoschton, Georgia                                       30548
            -----------------                                       -----
(Address of principal executive officers)                         (Zip Code)

Registrant's telephone number, including area code (770) 867-9830

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Aggregate market value of voting stock held by non-affiliates on June 30, 2001 - $452,000; common shares outstanding on June 30, 2001 - 2,513,480 shares

(1) Portions of the Registrant's Annual Report to Shareholders for the twelve months ended March 31, 2001 (the "2001 Annual Report to Shareholders") are incorporated by reference in Parts I and II of this Report.

                                     PART I

Item 1. Business

General

     Ridgewood Hotels, Inc. (the "Company") is primarily engaged in the hotel management business. The Company currently manages thirteen mid to luxury hotels containing 2,413 rooms located in three states, including the Chateau Elan Winery & Resort in Braselton, Georgia ("Chateau Elan Georgia"). The Company also has an ownership interest in one hotel and owns undeveloped land that it holds for sale.

Fountainhead Transactions

     Fountainhead Development Corp. ("Fountainhead") is primarily engaged in the business of developing, owning and operating luxury resort properties, including Chateau Elan Georgia and St. Andrews Bay ("St. Andrews") in Scotland. In January 2000, the Company entered into a management agreement ("Management Agreement") with Fountainhead to perform management services at Chateau Elan Georgia for five years. Chateau Elan Georgia is a 306-room luxury resort located in Braselton, Georgia, which includes an inn, conference center, winery and luxury amenities such as a spa and golf club. In consideration for the Management Agreement, the Company issued to Fountainhead 1,000,000 shares of its common stock ("Fountainhead Shares"). The determined market value of the management contract was $2,000,000 at the time of the transaction. Pursuant to the Management Agreement, the Company will receive a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

     Also in January 2000, Fountainhead purchased 650,000 shares of common stock from N. Russell Walden (a principal stockholder and then President of the Company). Fountainhead also purchased 450,000 shares of the Company's convertible preferred stock from ADT Security Services, Inc. ("ADT"). After these transactions, Fountainhead has beneficial ownership of approximately 78% of the Company.

     As a result of the Fountainhead transaction, the Board of Directors was expanded from three directors to seven directors, with the four vacancies filled by Fountainhead designees. In addition, Mr. Walden resigned as President and was replaced by Henk Evers, who previously served as the President and Chief Executive Officer of Fountainhead and general manager of Chateau Elan Georgia.

     The Company continues to seek new hotel management opportunities, including possible opportunities to manage other properties being developed by Fountainhead. In addition to Chateau Elan Georgia, the Company manages
Fountainhead's Chateau Elan Sebring ("Chateau Elan Sebring"), which is located in Sebring, Florida. The Company has also received a development fee for providing development services for

Fountainhead's St. Andrews resort. St. Andrews is a 209-room luxury resort that has been under development and opened on June 14, 2001. The Company anticipates entering into a management contract to manage St. Andrews. While the Company intends to seek management opportunities with other Fountainhead properties, Fountainhead has no obligation to enter into further management relationships with the Company, and there can be no assurance that the Company will manage any Fountainhead properties, including St. Andrews, in the future. For the fiscal year ended March 31, 2001, the combined management and development fees for these Fountainhead hotels were approximately $1,123,000 representing 44% of the total management fee revenue for the year ended March 31, 2001. The Company's management may, under appropriate circumstances, seek to acquire ownership interests in hotels to be managed by the Company.

Management Agreements

     In addition to the two management agreements with Fountainhead properties, the Company presently manages eleven other hotel properties pursuant to management agreements that generally provide the Company with a fee calculated as a percentage of gross revenues of the hotel property and generally include an incentive management fee based on a percentage of gross revenues exceeding a negotiated amount. The contract terms governing management fees vary depending on the size and location of the hotel and other factors relative to such hotel property. The hotel properties currently managed by the Company are located in Georgia, Florida and Kentucky, and are generally affiliated with nationally recognized hospitality franchises including Holiday Inn and Ramada. Under the terms of franchise agreements with respect to certain properties, the Company is required to comply with standards established by the franchisers, including property upgrades and renovations. Under the terms of the management agreements, the owners of the hotels are responsible for all operating expenses, including property upgrades and renovations. The hotel properties managed by the Company are primarily full service properties that offer food and beverage services and meeting and banquet facilities. The Company's current management agreements generally have initial terms of one to eight years. Currently the Company has several agreements that may be terminated with sixty days' notice.

     During the twelve months ended March 31, 2001, the Company entered into seven new management agreements. During the same period, property owners terminated ten management agreements.

Ownership Interests

     During the year ending March 31, 2001, the Company had ownership interests in two hotel properties, a Ramada hotel in Longwood, Florida (the "Longwood Hotel") and a Holiday Inn hotel in Louisville, Kentucky (the "Louisville Hotel").

     In May 2000, the Company sold the Longwood Hotel for $5,350,000. The Company received net proceeds from the sale of approximately $1,310,000 and a

$250,000 note receivable. The $250,000 note was paid in full in 2001. The Company also entered into a management agreement in connection with the sale. The agreement was terminated prior to March 31, 2001.

     The Louisville Hotel is owned by RW Louisville Hotel Associates, LLC ("Associates"), a Delaware limited liability company. As of March 31, 2001, the Company, through its wholly-owned subsidiaries, was the manager of and had a minority ownership interest in Associates. In April 2001, the Company through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates as further described below. The membership interests are pledged as security for a $3,623,690 loan made by Louisville Hotel, LLC (the "LLC"). The membership interests are also subject to an option pursuant to which the LLC has the right to acquire the membership interests for a nominal value. Pursuant to the terms of the loan, all revenues (including proceeds from sale or refinancing) of Associates (after payment of expenses including a management fee to the Company) are required to be paid to the LLC until principal and interest on the loan are paid in full.

     On September 30, 1999, the Company, which already owned a 10% interest in the LLC, acquired an additional interest in the LLC for $2,500,000. As a result of the transaction, the Company has an 80% economic interest in the LLC. The $2,500,000 consideration included $124,000 in cash, the transfer of the Company's 10% ownership interest in a hotel property in Houston, Texas and promissory notes in the aggregate amount of $1,933,000 (the "Louisville Notes") secured by the Company's membership interest in the LLC and the Company's undeveloped land in Longwood, Florida and Phoenix, Arizona. The Louisville Notes are non-recourse to the Company. The Company also entered into a new management agreement with the Louisville Hotel pursuant to which the Company manages the Louisville Hotel in return for a management fee equal to 3% of gross revenues plus incentive fees for above budget revenues.

     With 80% ownership, the Company is the Managing Member of the LLC. Louisville Hotel, L.P. ("Louisville LP") has the remaining 20% ownership in the LLC. Pursuant to the LLC's Operating Agreement dated as of May 1998, as amended on September 30, 1999 (the "Operating Agreement"), the Company has the right at any time to purchase the remaining 20% interest in the LLC (the "Purchase
Option"). The Operating Agreement provides that the purchase price for Louisville's interest is equal to the sum of (a) Louisville's total capital contributions to the LLC ($3,061,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to Louisville LP if the LLC sold the Louisville Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). Under the terms of the Operating Agreement, the Company is required, no later than September 30, 2002, to purchase Louisville LP's remaining interest in the LLC for the Option Price.

     Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates' obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates may be subject to liquidated damages under the Franchise Agreement equal to approximately 36 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $41,000 which would result in liquidated damages of approximately $1,500,000.

     In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Plan"). Under the Plan, Associates is required to make certain improvements to the hotel by December 31, 2002, with certain interim milestones. The Company estimates that the total required improvements will cost approximately $1,858,000. As of March 31, 2001, the Louisville Hotel has spent approximately $330,000 on improvements and has approximately $348,000 in escrow to spend on improvements. The Company has not determined whether Associates will be able to fund the remainder of the Plan. If Associates is unable to fund the remainder of the Plan, the Company may be required to complete the Plan pursuant to the Company's guaranty of the Franchise Agreement.

     In March 2001 and 2000, the Company recognized writedowns of $2,000,000 and $1,200,000, respectively, on its investment in the LLC. The March 2000 writedown was due to the anticipated shortfall of the company's return of equity as a result of the decreased operating performance of the Hotel. In March 2001, in light of the deterioration of market conditions affecting the hotel industry during the fourth quarter and subsequent to year-end and due to a further decrease in the operating performance of the Hotel, management of the Company concluded that their economic ownership interest had been totally impaired. The carrying value of the investment in the LLC on the Company's books is $0 as of March 31, 2001.

     In April 2001, Ridgewood Georgia, Inc., a Georgia corporation ("Ridgewood Georgia") and a wholly-owned subsidiary of the Company entered into that certain Assignment and Assumption Agreement (the "Assignment Agreement") with RW Hotel Investment Associates, L.L.C., a Delaware limited liability company ("Transferee") pursuant to which Transferee assigned to Ridgewood Georgia, Transferee's 99% membership interest in RW Louisville Hotel Investors, L.L.C., a Delaware limited liability company ("RW Hotel Investors"). As a result, Ridgewood Georgia, which previously owned the remaining 1% membership interest in RW Hotel Investors, owns 100% of the membership interests in RW Hotel Investors (the "Membership Interests").

     RW Hotel Investors, in turn, owns 99% of Associates, which owns the Hotel. The remaining 1% interest in Associates is owned by RW Hurstbourne Hotel, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Therefore, as a result of the Assignment Agreement, the Company became the indirect owner of 100% of the membership interests of Associates.

Competition and Seasonality

     The hotel business is highly competitive. The demand for accommodations and the resulting cash flow vary seasonally. Levels of demand are dependent upon many factors, including general and local economic conditions and changes in the number of leisure and business related travelers. The hotels managed by the Company compete with other hotels on various bases including room prices, quality, service, location and amenities. An increase in the number of competitive hotel properties in a particular area could have an adverse effect on the revenues of a Company-managed hotel in the same area that would reduce the fees paid to the Company with respect to such property.

Undeveloped Land

     The Company also owns six parcels of undeveloped land for sale, two of which are located in Florida, and one each in Georgia, Texas, Ohio and Arizona. The parcel located in Phoenix, Arizona and the parcel located in Longwood, Florida are pledged as security for the Company's obligations under the Louisville Notes and the LLC Operating Agreement. The Company has no plans to develop these properties. The Company intends to sell the properties at such time as the Company is able to negotiate sales on terms acceptable to the Company. During the twelve month period ending March 31, 2001, the Company sold two parcels of undeveloped land for a gain of approximately $19,000. There can be no assurance that the Company will be able to sell its undeveloped land on terms favorable to the Company. These undeveloped properties are more fully described on pages 27 to 29 of the 2001 Annual Report to Shareholders and on
Schedule III, Real Estate and Accumulated Depreciation included therein.

Principal Office/Employees

     The Company was incorporated under the laws of the State of Delaware on October 29, 1985. In January 1997, the Company changed its name from Ridgewood Properties, Inc. to Ridgewood Hotels, Inc. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

     The Company's principal office is located at 1106 Highway 124, Hoschton, Georgia 30548 (telephone number (770) 867-9830). As of March 31, 2001, the Company employed approximately 1,080 persons, of which 933 were located at the hotels owned by third parties and managed by the Company, 135 were located at the Louisville Hotel and 12 were located at its principal office. Payroll costs associated with employees located at hotels are funded by the owners of such hotels. The Company considers its relations with employees to be good.

Item 2. Properties

     The Company does not own any real property material to conducting the administrative aspects of its business operations. Its principal office in Hoschton, Georgia is a month-to-month lease and consists of approximately 2,400 square feet. The space has been leased at market rates and is owned by one of the Company's directors.

     As of March 31, 2001, the Company had ownership interest in one operating property as follows:

   Name of Hotel          Location          # of Rooms        Ownership Interest
   -------------          --------          ----------        ------------------

    Holiday Inn        Louisville, KY           267                   (a)

     (a) As of March 31, 2001, the Company had a 2% ownership interest in this hotel as a member of Associates, the entity that owns the Hotel. The Hotel serves as collateral for a $17,791,000 term loan with a commercial lender. Through its ownership in the LLC, the Company has an 80% economic interest in the Hotel. Subsequent to March 31, 2001, the Company, through its subsidiaries, acquired the remaining membership interest in Associates. The LLC has an option to acquire the membership interests in Associates for nominal value.

     The Company also owns six undeveloped properties for sale, two of which are located in Florida, one in Georgia and one each in Texas, Ohio and Arizona. The Company does not expect to develop these properties. These properties are more fully described in Note 2 to the Company's consolidated financial statements set forth in the 2001 Annual Report on pages 26 to 28 and in Schedule III, Real Estate and Accumulated Depreciation, set forth.

Item 3. Legal Proceedings

     On May 2, 1995 a complaint was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled William N. Strassburger v. Michael M. Earley, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Hotels, Inc., nominal defendant, C.A. No. 14267 (the "Complaint"). The plaintiff is an individual shareholder of the Company who purports to file the Complaint individually, representatively on behalf of all similarly situated shareholders, and derivatively on behalf of the Company. The Complaint challenges the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd. in five counts, denominated Waste of Corporate Assets, Breach of Duty of Loyalty to Ridgewood, Breach of Duty of Good Faith, Intentional Misconduct, and Breach of Duty of Loyalty and Good Faith to Class. On July 5, 1995, the Company filed a timely answer generally denying the material allegations of the complaint and asserting several affirmative defenses. Discovery has been concluded, and on March 19, 1998, the Court dismissed all class claims, with only the derivative claims remaining for trial. The case was tried by Vice Chancellor Jacobs during the period February 1 through February 3, 1999.

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

     On May 15, 2000, the plaintiff filed a Memorandum in Support of Judgment After Trial requesting that the Court enter an order rescinding the Company's issuance of preferred stock in connection with repurchase transactions and requesting that the Court enter a judgment for damages against Messrs. Stiska, Earley and Walden. The Company and the defendants filed written responses to plaintiff's memorandum in August 2000.

     In November 2000, the Court entered an Order Partially Implementing Decisions and Scheduling Proceedings on Rescissory Damages (the "November 2000 Order"). The November 2000 Order, among other things, orders the rescission of the Company's outstanding preferred stock and the issuance of 1,350,000 shares of the Company's common stock in return therefor, but the rescission of the preferred stock is stayed subject to the Court's entry of a final order on the remaining issues. The November 2000 Order also provides that the Court must determine (i) if defendant Triton will be required to return to the Company $1,162,000 in dividends previously paid on the preferred stock and whether interest will be required to be paid on such dividends and (ii) the amount of rescissory damages, if any, that defendants Walden, Stiska and Earley should be required to pay to the Company and whether such damages are subject to pre-judgment interest from September 1, 1994. The November 2000 Order requires the parties to provide additional evidence and briefs to the Court with respect to the damages issues. Since November 2000, the parties have conducted additional discovery with respect to the remedy issues. To date, no additional briefs have been filed and no further hearing has been scheduled.

     As a derivative action, the Company does not believe that the ultimate outcome of the litigation will result in a material adverse effect on its financial condition. However, the Company may be required to pay plaintiff's attorneys' fees. In addition, while the Company had been advancing the legal fees and expenses of the director-defendants prior to the Opinion, the Company believes that it is not required to advance legal fees and expenses to the director-defendants who were found to be liable to the Company. However, Mr. Walden has asserted that he has the right to the continued advancement of his legal fees and expenses under the Company's Certificate of Incorporation (as amended), subject to an undertaking to pay such advances back if required under Delaware law. Mr. Walden, through his counsel, has threatened to file a complaint against the Company seeking to compel the advancement of such fees and expenses and the Company is currently attempting to resolve the dispute with Mr. Walden regarding the advancement of his fees and expenses. If the Company is required to advance such fees and expenses, and the defendants are required to repay such advances in the future, the defendants' financial ability to make such repayment is not known to the Company.

     On March 15, 2001, the Company filed a complaint in Fulton County State Court entitled Ridgewood Hotels, Inc. v. Excelsior Hospitality, LLC, Fulton County State Court, Civil Action File No. 01-VS-015898A. The Company seeks amounts due under a management agreement pursuant to which Ridgewood was to manage a hotel property owned by defendant Excelsior. The Company believes that Excelsior wrongfully terminated and otherwise breached the management agreement and seeks damages in the total amount of approximately $310,000, together with attorneys' fees.

     On April 27, 2001, Excelsior filed its Answer, denying the material allegations in the Complaint. Excelsior also filed a Counterclaim against the Company arising out of the same management agreement, claiming that the Company mismanaged the hotel, acted in bad faith, and otherwise failed to perform under the management agreement. Excelsior seeks compensatory damages in excess of $900,000, together with punitive damages and attorneys' fees. The Company intends to prosecute its claim and to vigorously defend against the counterclaims.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Information regarding the market for the Company's common stock, the Company's dividend policy and the approximate number of holders of the common stock at March 31, 2001 is included under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 1 of the 2001 Annual Report to Shareholders and is incorporated herein by reference. The Company made no sales of unregistered equity securities of the Company in the twelve months ended March 31, 2001.

Item 6. Selected Financial Data

     A summary of selected financial data for the Company for the fiscal year ended March 31, 2001, the seven months ended March 31, 2000 and the fiscal years ended August 31, 1996 through 1999 is included under the caption entitled "Selected Financial Data" on page 2 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information regarding the Company's financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 14 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company has no material exposure to the market risks covered by this Item.

Item 8. Financial Statements

     The Company's consolidated financial statements and notes thereto, which are included on pages 15 through 50 of the 2001 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

     Consolidated Balance Sheets at March 31, 2001 and 2000.

     Consolidated Statements of Operations for the year ended March 31, 2001, for the seven months ended March 31, 2000 and 1999 (unaudited) and for the years ended August 31, 1999 and 1998.

     Consolidated Statements of Shareholders' Investment for the year ended March 31, 2001, for the seven months ended March 31, 2000 and for the years ended August 31, 1999 and 1998.

     Consolidated Statements of Cash Flows for the year ended March 31, 2001, for the seven months ended March 31, 2000 and 1999 (unaudited) and for the years ended August 31, 1999 and 1998.

     Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     (a)  Previous Independent Accountants

          (i) On March 28, 2000, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants.

          (ii) The reports of PricewaterhouseCoopers LLP on the financial statements for the fiscal years ended August 31, 1998 and August 31, 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         (iii) The members of the Company's Board of Directors were consulted and approved the decision to change independent accountants.

          (iv) In connection with its audits for the fiscal years ended August 31, 1998 and August 31, 1999 and through March 28, 2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

          (v) During the fiscal years ended August 31, 1998 and August 31, 1999 and through March 28, 2000, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) with PricewaterhouseCoopers LLP.

          (vi) PricewaterhouseCoopers LLP furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements. A copy of such letter, dated March 31, 2000, is filed as an Exhibit 16 to the Company's Current Report on Form 8-K filed on March 31, 2000.

     (b)  New Independent Accountants

          (i) The Company engaged Arthur Andersen LLP as its new independent accountants as of March 28, 2000. During the two most recent fiscal years prior to retaining Arthur Andersen, LLP and through March 28, 2000, the Company had not consulted with Arthur Andersen LLP regarding (1) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered; or
               (2) the matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

                                    PART III

Item 10. Directors and Executive Officers

     Set forth below are the names, ages (as of March 31, 2001), positions and offices held and a brief description of the business experience during the past five years of the directors and executive officers of the Company.

     Stacey H. Davis (age 38) has served as a director of the Company since February 23, 2001. Ms. Davis is currently the President and Chief Executive Officer of the Fannie Mae Foundation. Prior to her appointment as President and Chief Executive Officer with the Fannie Mae Foundation, Ms. Davis served as vice president for Housing and Community Development in the Fannie Mae Foundation's Southeastern Regional Office. She was also a public finance investment banker for five years in New York and Atlanta. While in Atlanta, she served as treasurer and chair of the Finance Committee for the Fulton-Dekalb Hospital Authority, and on the Atlanta Urban League, Research Atlanta, and the Herndon Foundation Boards. She currently serves on the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University, Woman's in Street Village, Woman's Policy Inc., the Museum of African Art and the Washington Ballet.

     Henk H. Evers (age 42) has served as President and Chief Operating Officer of the Company since January 11, 2000 and as a director of the Company since February 3, 2000. Since January 1999, Mr. Evers has served as the Chief Executive Officer of Fountainhead Development Corp., Inc. ("Fountainhead"). From November 1994 until January 1999, Mr. Evers was the General Manager of the Chateau Elan Winery and Resort, where he was in charge of developing the Chateau Elan brand name and properties in Georgia, California, Florida and Scotland. Prior to that, Mr. Evers was a member of the executive committee for various Marriott International properties for approximately 13 years.

     Luther A. Henderson (age 80) has been a director of the Company since its formation in 1985. From 1983 to 1985, Mr. Henderson served as a director of CMEI, Inc., the Company's predecessor. From 1980 to 1993, Mr. Henderson served as a director of Pier 1 Imports Inc., a commercial retailer. Mr. Henderson is also a member of the Board of Directors of Beeba's Creations, Inc. and is President of Pirvest, Inc.

     Sheldon E. Misher (age 60) has served as Secretary of the Company since January 11, 2000 and as a director of the Company since February 3, 2000. Since May 1999, Mr. Misher has been associated with Commonwealth Associates, a venture capital and merchant banking firm located in New York, New York. From 1969 to 1999, Mr. Misher practiced law with the firm of Bacher, Tally, Polevoy & Misher, located in New York, New York, where he was most recently a Senior Partner.

     Donald E. Panoz (age 65) has served as Chief Executive Officer of the Company since January 11, 2000 and as Chairman of the Board since February 3, 2000. In 1986, Mr. Panoz founded Fountainhead and has served as its Chairman since inception. Since

July 1999, Mr. Panoz has served as the Chairman of Elan Motor Sports Technologies, Inc., an auto racing design, development and manufacturing company located in Braselton, Georgia. Since 1997, Mr. Panoz has served as the Chairman of Panoz Motor Sports, a race car manufacturer and competitor that he founded. Since 1996, Mr. Panoz has served as the Chairman and Chief Executive Officer of L'Auberge International Hospitality Company, a hotel and resort management company that he co-founded with Nancy C. Panoz. From 1969 until 1996, Mr. Panoz served as the Chairman and Chief Executive Officer of Elan Corporation plc, a leading worldwide pharmaceutical research and development company located near Dublin, Ireland that he co-founded with Nancy C. Panoz. Since 1992, Mr. Panoz has been a director of Warner Chilcott plc, a publicly traded pharmaceutical company headquartered in Dublin, Ireland, and served as its Chairman from 1995 to 1998. Since 1981, Mr. Panoz has served as the Chairman and Chief Executive Officer of Chateau Elan Winery and Resort, a 422-room inn, conference center and winery located approximately 40 miles northeast of Atlanta, Georgia. Mr. Panoz also serves on the Board of Directors of the Georgia Chamber of Commerce. Mr. Panoz is married to Nancy C. Panoz.

     Nancy C. Panoz (age 64) has served as Vice Chairman of the Board of Directors of the Company since February 3, 2000. Since 1996, Mrs. Panoz has also served as the Vice Chairman of L'Auberge International Hospitality Company, a company that she co-founded with her husband. In 1989, Mrs. Panoz became President of the Chateau Elan Winery and Resort that she founded with Donald E. Panoz in 1981. In 1985, Mrs. Panoz founded Elan Natural Waters, Inc., a company that owns and operates a mineral water bottling plant in Blairsville, Georgia, and has served as its President and Chairman since inception. In 1985, Mrs. Panoz founded Nanco Holdings, Inc., an investment and real estate holding company. In 1969, Mrs. Panoz co-founded Elan Corporation with Donald E. Panoz, and served as Elan's Managing Director from 1977 to 1983 and its Vice Chairman from 1983 to 1995. Mrs. Panoz currently serves on the board of directors of numerous non-profit organizations, including the Atlanta Convention and Visitors Bureau, the Georgia Chamber of Commerce and the Gwinnett Foundation, Inc. Mrs. Panoz is married to Donald E. Panoz.

     Anthony Mastandrea (age 35) is a director of the Company. Since December 1998, Mr. Mastandrea has been the Chief Financial Officer and a director of Fountainhead Holdings, Ltd. From May 1994 until November 1998, Mr. Mastandrea was the Controller for Fountainhead Development Corp., Inc. Prior to joining Fountainhead Development Corp., Inc., Mr. Mastandrea was a manager with KPMG Peat Marwick in Atlanta, Georgia and is a Certified Public Accountant.

     With the exception of Donald E. Panoz and Nancy C. Panoz, there are no family relationships among any of the executive officers or directors of the Company. Executive officers of the Company are elected or appointed by the Board and hold office until their successors are elected or until death, resignation or removal.

Item 11. Executive Compensation

Compensation of Non-Employee Directors

     During fiscal year ending March 31, 2001, directors who were not officers of the Company received a retainer of $13,200 plus $800 for each Board meeting attended. All directors were reimbursed for expenses incurred in connection with attending Board and committee meetings.

     On June 13, 2000, the Company issued non-qualified stock options to purchase up to 25,000 shares of common stock at an exercise price of $2.25 per share to Mr. Misher in connection with his serving as a director and Secretary of the Company.

Executive Compensation

     The following Summary Compensation Table sets forth the compensation for the past three fiscal years awarded or paid by the Company to all individuals serving as Chief Executive Officer or President of the Company at any time during the fiscal year ended March 31, 2001.

Summary Compensation Table

                                   Annual  Compensation
Name and                           Fiscal
Principal Position                  Year      Salary

Henk H. Evers                      2001(2)   $205,000
     President                     2000(1)     75,000

Donald E. Panoz                    2001(2)          0
     Chief Executive Officer       2000(1)          0


---------------

(1) Information shown is for the seven month period ending March 31, 2000. Mr. Evers was appointed as President and Chief Operating Officer effective January 11, 2000. At the Company's request, Fountainhead paid Mr. Evers' salary for the period ending March 31, 2000 as an advance to the Company. The Company accrued $75,000 in expenses relating to the advanced compensation for the period ending March 31, 2000. Mr. Panoz was appointed Chief Executive Officer of the Company on January 11, 2000. Mr. Panoz received no compensation for serving as Chief Executive Officer of the Company for the period ending March 31, 2000.

(2) Information shown is for the fiscal year ending March 31, 2001. The Company has accrued $221,000 in expenses relating to the advanced compensation and benefits for the year ended March 31, 2001. Mr. Panoz received no compensation for serving as Chief Executive Officer of the Company during the fiscal year ended March 31, 2001. The accrued expenses represent Mr. Evers' salary of $305,000 and the cost of his and benefits of $16,000, less $71,000 allocated to Chateau Elan Georgia in return for services Mr. Evers provided to Chateau Elan Georgia from September, 2000 through March 31, 2001 and $29,000 allocated to Fountainhead in return for services Mr. Evers provided to Fountainhead during the fiscal year ended March 31, 2001.

(3) The amounts shown in this column consist of Company matching contributions on behalf of the named person under the Ridgewood Hotels Employee Savings Plan.

     On July 1, 2000, the Company issued stock options to purchase up to 90,000 shares of common stock at an exercise price of $2.00 per share to Mr. Evers in connection with his serving as President of the Company. The options vest over a four year period at the rate of 25% per year.

Aggregated Stock Option Exercises in Fiscal Year 2001 and Fiscal Year-End Option Values

     During the fiscal year ending March 31, 2001, no officers named in the Summary Compensation Table exercised any options. In connection with his resignation as President and Chief Executive Officer on January 11, 2000 and the execution of a Consulting Agreement between Mr. Walden and the Company (described below), Mr. Walden agreed to the cancellation of 150,000 options to purchase common stock of the Company. The Company paid Mr. Walden $25,000 as consideration for his cancellation of the options. Mr. Walden currently has no unexercised options.

Employment and Termination Agreements

     Mr. Walden, the Company's former President and Chief Executive Officer, was a party to a Post-Employment Consulting Agreement with the Company, dated September 4, 1991 and amended as of August 13, 1998 (the "Employment Agreement"), until such agreement was terminated effective January 11, 2000.

     On January 11, 2000, Mr. Walden entered into a Consulting Agreement with the Company (the "Consulting Agreement"). Pursuant to the terms of the Consulting Agreement, Mr. Walden served as a consultant to the Company for a period of six months, for which he received a payment of $50,000. The Company also agreed to provide Mr. Walden with health insurance benefits substantially similar to those offered to employees of the Company for a period of three years. In the Consulting Agreement, Mr. Walden released all claims against the Company except with respect to such health insurance benefits and compensation and terminated his Employment Agreement and participation in the Company's Supplemental Retirement and Death Benefit Plan (as described below). Mr. Walden also agreed to the cancellation of 150,000 options to purchase common stock of the Company, for which the Company agreed to pay him $25,000.

Supplemental Retirement and Death Benefit Plan

     The Ridgewood Hotels, Inc. Supplemental Retirement and Death Benefit Plan (the "SERP") was adopted, effective January 1, 1987, to provide supplemental retirement benefits for selected employees of the Company. As of March 31, 2001 no employees of the Company were participating in the SERP.

     Mr. Walden was the sole participant in the SERP until January 11, 2000, when he was replaced as an officer of the Company. He subsequently entered into a Consulting Agreement with the Company in which he agreed to a full termination of his rights and benefits under the SERP. In connection therewith, the Company agreed to pay Mr. Walden $55,000 per year for a period of 15 years beginning at the age of 65 in accordance with the terms and conditions of the SERP. Such annual payment represented a decrease in the amount of benefit to which Mr. Walden would otherwise have been entitled under the SERP.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of June 30, 2001 regarding the beneficial ownership of the capital stock of the Company by (i) each person who is currently a director of the Company; (ii) each person who is a nominee for election as a director of the Company; (iii) each executive officer of the Company named in the Summary Compensation table included elsewhere herein; (iv) each beneficial owner of more than 5% of the common stock and preferred stock of the Company; and (v) all directors and executive officers as a group.


                                                        Class of           No. of Shares
               Name and Address of                    Shares Bene-          Beneficially       Percentage
              Beneficial Owner (1)                   ficially Owned            Owned            of Class
              --------------------                   --------------            -----            --------
Fountainhead Development Corp., Inc.                  Common Stock         3,000,000 (2)          77.7%
1394 Broadway Avenue                                    Series A
Braselton, GA 30157                                  Preferred Stock        450,000 (3)          100.0%

Donald E. Panoz +                                     Common Stock        3,000,000 (4)(5)        77.7%
                                                        Series A
                                                     Preferred Stock       450,000 (3)(5)        100.0%

Nancy C. Panoz +                                      Common Stock        3,000,000 (4)(5)        77.7%
                                                        Series A
                                                     Preferred Stock       450,000 (3)(5)        100.0%

Sheldon E. Misher +                                   Common Stock           25,000 (6)            1%

Henk H. Evers + ++                                    Common Stock               0                 0%

Stacey H. Davis +                                     Common Stock               0                 0%

Anthony Mestandrea +                                  Common Stock               0                 0%

Luther A. Henderson +
5608 Malvey Avenue, Suite 104-A
Ft. Worth, TX 76107                                   Common Stock           58,800 (7)           2.3%

All executive officers and directors                  Common Stock        3,083,800 (5)(8)        79.8%
as a group (7 persons)                                  Series A
                                                     Preferred Stock       450,000 (3)(5)        100.0%

---------------

+    Director of the Company
++   Executive Officer

(1) Unless otherwise indicated, the mailing address of each beneficial owner is 1106 Highway 124, Hoschton, Georgia 30548. Information as to the beneficial ownership of common stock has either been furnished to the Company by or on behalf of the indicated persons or is taken from reports on file with the Securities and Exchange Commission.

(2) Includes (i) 1,350,000 shares of common stock that may be received upon the conversion of the preferred shares.

(3) Fountainhead acquired the preferred stock from ADT Security Services, Inc. ("ADT"). Under the terms of the stock purchase agreement with respect to the shares, Fountainhead may be required to return the shares to ADT in the event that ADT is required by court order, in litigation pending in the Court of Chancery in Delaware involving ADT (see "Legal Proceedings"), to return the preferred stock to the Company. If, as a result of the return of the preferred stock, ADT receives common stock, Fountainhead has agreed to acquire such shares from ADT.

(4) Includes (i) 1,350,000 shares of common stock that may be received upon the conversion of the preferred shares held by Fountainhead, (ii) 1,650,000 shares of common stock held by Fountainhead, and (iii) 65,000 shares of common stock underlying an option granted to Fountainhead by Mr. Walden that is immediately exercisable.

(5) Mr. and Mrs. Panoz, who are husband and wife, are directors and collectively may be deemed to beneficially own all of the voting stock of Fountainhead Holdings, Ltd. ("Holdings"), which in turn owns all of the voting stock of Fountainhead. Although they may be deemed to meet the definition of beneficial ownership with respect to the voting stock of Holdings, they have no economic interest in such voting stock. Because these shares of the Company are held of record by Fountainhead, each of Mr. and Mrs. Panoz may be deemed to be a beneficial owner of all such shares.

(6) Represents 25,000 shares of common stock underlying options that are currently exercisable.

(7) Includes 18,000 shares of common stock underlying options that are currently exercisable.

(8) Includes (i) 1,350,000 shares of common stock that may be received upon the conversion of the preferred shares held by Fountainhead; and (ii) 43,000 shares of common stock underlying options that are currently exercisable.

Item 13. Certain Relationships and Related Transactions

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

     The Management Agreement has a term of five years, but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the management agreement. If the management agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the Agreement, with adjustments based on the term of the management agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment.

     The Company also manages one other Fountainhead hotel in Sebring, Florida and received a development fee with respect to Fountainhead's resort under development in St. Andrews, Scotland. The resort opened on June 14, 2001. The Company anticipates receiving a management contract to manage the resort but there are no assurances that it will receive a contract. See further discussion below.

     At the request of the Company, since January 11, 2000, Fountainhead has paid the salary of the Company's President as an advance to the Company. The Company accrued $296,000 in expenses relating to the advanced compensation and benefits. In March 2001, the Company reduced the advanced compensation liability for the Company's President by $90,000 by netting accrued development fees owed to the Company by Fountainhead for managing their resort in St. Andrews against this liability. After reducing the advanced compensation by $90,000, there is $206,000 of accrued liability remaining at March 31, 2001.

     Effective September, 2000, the Company's President has assumed certain responsibilities previously handled by the general manager of Chateau Elan Georgia and Chateau Elan Georgia has agreed to assume $125,000 of the President's annual salary of $305,000. In addition, the Company's President is performing certain services for Fountainhead (in addition to the services for which the Company received a development fee) and, while he continues to perform such services, Fountainhead has agreed to assume $50,000 of the President's annual salary. For the fiscal year ended March 31, 2001, the portion of the President's salary charged to Chateau Elan Georgia and Fountainhead was $71,000 and $29,000, respectively.

     In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays and is reimbursed by Fountainhead for these expenditures. As of March 31, 2001, Fountainhead owed the Company approximately $402,000 for such unpaid management fees and expenses.

     The Company has an agreement with Chateau Elan Georgia pursuant to which Chateau Elan Georgia's Human Resource Director serves part-time as the Company's Human Resource Director in return for which the Company is responsible for a portion of his salary. For the year ending March 31, 2001, the Company incurred charges of approximately $40,000 representing approximately 30% of his salary. Chateau Elan Georgia deducts the Company's portion of the salary from the monthly management fees Chateau Elan Georgia owed to the Company.

     The Company leases its office space for $1,850 per month from Nanco Co., which is owned by one of the Company's directors. The lease terms are month-to-month and at market rates for comparable space.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following financial statements, together with the applicable reports of independent public accountants, are set forth on pages 15 through 52 of the 2001 Annual Report to Shareholders and are incorporated by reference at
Item 8 herein.

     Reports of Independent Public Accountants.

     Consolidated Balance Sheets at March 31, 2001 and 2000.

     Consolidated Statements of Operations for the year ended March 31, 2001, the seven months ended March 31, 2000 and 1999 (unaudited) and for the years ended August 31, 1999 and 1998.

     Consolidated Statements of Shareholders' Investment for the year ended March 31, 2001, for the seven months ended March 31, 2000 and for the years ended August 31, 1999 and 1998.

     Consolidated Statements of Cash Flows for the year ended March 31, 2001, for the seven months ended March 31, 2000 and 1999 (unaudited) and for the years ended August 31, 1999 and 1998.

     Notes to Consolidated Financial Statements.

     (a)(2) The following financial statement schedule, together with the applicable report of independent public accountants, are filed as a part of this
Report:

                                                             Page Number(s)
                                                             In Form 10-K

Reports of Independent Public Accountants
         on Financial Statement Schedule                      S-1 thru S-2

III - Real Estate and Accumulated Depreciation -
         March 31, 2001                                       S-3 thru S-5

All other schedules are omitted because they are not applicable or because the required information is given in the financial statements or notes thereto set forth on pages 15 through 50 of the 2001 Annual Report to Shareholders incorporated herein by reference.

     (a)(3) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on pages E-1 through E-9 hereof.

     No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RIDGEWOOD HOTELS, INC.


                                          By: /s/ Henk H. Evers
                                              ----------------------------------
                                              Henk H. Evers,
                                              President, Chief Operating Officer

Dated: July 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Peter M. Conboy                         /s/ Anthony Mastandrea
-------------------------------             ------------------------------------
Peter M. Conboy                             Anthony Mastandrea, Director
Director of Finance and Accounting


                                            /s/ Sheldon E. Misher
-------------------------------             ------------------------------------
Stacey H. Davis, Director                   Sheldon E. Misher, Director


/s/ Henk H. Evers                           /s/ Donald E. Panoz
-------------------------------             ------------------------------------
Henk H. Evers, President, Chief             Donald E. Panoz, Director
Operating Officer and Director


                                            /s/ Nancy C. Panoz
-------------------------------             ------------------------------------
Luther A. Henderson, Director               Nancy C. Panoz, Director


Dated: July 16, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To Ridgewood Hotels, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements included in RIDGEWOOD HOTELS, INC.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 10, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(a) of this Form 10-K is the responsibility of the Company's management, is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule as it relates to the information as of March 31, 2001 and for the fiscal year ended March 31, 2001 and the seven months ended March 31, 2000 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP
Atlanta, Georgia
July 10, 2001

                      Report of Independent Accountants on
                          Financial Statement Schedule



November 17, 1999

To the Board of Directors of Ridgewood Hotels, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 17, 1999 appearing in the 1999 Annual Report to Shareholders of Ridgewood Hotels, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERSLLP
Atlanta, Georgia


                                                                                                                        SCHEDULE III
                                                                                                                         Page 1 of 3

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2001
                                 (000's Omitted)


                                                               Cost Capitalized                Gross Amount at Which
                                      Initial Cost               Subsequent to               Carried at March 31, 2001
                                       to Company                 Acquisition                        (A)(B)(D)
                                -------------------------- -------------------------- ----------------------------------------
                                            Building                             Building           Accumu-
                   Encum-                     and                                  and               lated      Date of
                   brances                  Improve-  Improve-  Carrying         Improve-           Deprecia-  Construc-     Date
Description          (E)          Land       ments      ments     Costs    Land    ments    Total    tion (C)    tion      Acquired
--------------   -----------   ---------   --------- ---------- -------- ------  --------  --------  -------   --------    ---------
 Land-

   Georgia       $       --   $      58   $    --   $    --   $    --   $    35   $   --   $     35   $   --        --       Dec-75

   Texas                 --       5,338        --         2        --     3,582        2      3,584       --        --       Dec-85

   Florida        1,933,000         516        --        10        --       225       10        235       --        --       Mar-85

   Florida               --          --        --        --        --        --       --         --       --        --       Jul-88

   Arizona        1,933,000         978        --       110        --       445      110        555       --        --       Mar-85

   Ohio                  --       1,006        --       180        --        67       79        146       --        --       Dec-77
                 ----------   ---------   -------   -------   -------   -------   ------   --------   ------

TOTAL            $1,933,000   $   7,896   $    --   $   302   $    --   $ 4,354   $  201   $ 4,555    $   --

                 ==========   =========   =======   =======   =======   =======   ======   ========   ======

                                                                    SCHEDULE III
                                                                     Page 2 of 3

     (A) Except as discussed in Note 1 to the "Notes to Consolidated Financial Statements," real estate owned is carried at the lower of cost or fair value less costs to sell. At March 31, 2001, the amount of the allowance for possible losses was approximately $3,155,000, which related to land held for sale.

     (B)  Reconciliation of real estate properties (000's omitted):


                    For the
                     Year        For the Seven
                     Ended       Months Ended           For the Year Ended
                    3/31/01         3/31/00           8/31/99        8/31/98
                    -------      --------------       -------        -------
Balance,
   Beginning         $8,086         $8,300             $8,735        $9,553
   of period
Additions
  During the
   Period:
Acquisitions             --             --                 --            --
Capitalized              --             13                 65            88
   Costs

Deductions
   during
    the
   period:
Real estate
   sold or
   assets
   retired
   (on which
   financing
   was pro-
   vided by
   the
   Company
    in
    certain
    cases)            3,531            227                500           906
                     ------         ------             ------        ------
Balance,
   end of
   period            $4,555         $8,086             $8,300        $8,753
                     ======         ======             ======        ======

                                                                    SCHEDULE III
                                                                     Page 3 of 3


     (C) Operating properties and any related improvements are being depreciated by the "straight line" method over the estimated useful lives of such assets, which are generally 30 years for buildings and 5 years for furniture and fixtures.

Reconciliation of accumulated depreciation (000's omitted):

                 For the Year    For the Seven Months       For the Year Ended
                 Ended 3/31/01      Ended 3/31/00         8/31/99        8/31/98
                 -------------   --------------------     -------        -------
Balance,
  Beginning         $ 1,855             $ 1,781           $ 1,679        $ 1,567
  of period
Additions
  during the
  period                 --                  74               130            139
Depreciation
  associated
  with assets
  sold or retired     1,855                  --               (28)           (27)
                    -------             -------           -------        -------
Balance, end
  of period            $-0-             $ 1,855           $ 1,781          1,679
                    =======             =======           =======        =======

     (D) The aggregate cost for federal income tax purposes is approximately $6,667,000 at March 31, 2001.

     (E) These parcels of land cross-collateralize three promissory notes totaling $1,933,000 that the Company is obligated to pay by September 30, 2002 in conjunction with the Company's ownership of a hotel in Louisville, Kentucky.

                                  EXHIBIT INDEX

Report on Form 10-K for the fiscal year ended March 31, 2001


                                                                          Page Number
Exhibit                                                                   In Manually
Number     Description                                                    Signed Original
------     -----------                                                    ---------------
3 (a)      Certificate of Incorporation of Registrant.*

3 (b)      By-Laws of Registrant.*

3 (c)      Certificate of Amendment to the Certificate of  Incorporation
           (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1987 and incorporated herein by reference).

3 (d)      Certificate of Amendment to the Certificate of  Incorporation
           of the Registrant  (filed as an Exhibit to Registrant's  Form
           10-K  for  the  fiscal   year  ended   August  31,  1989  and
           incorporated herein by reference).

3 (e) Certificate of Amendment to the Certificate of Incorporation of Ridgewood Properties, Inc. dated May 23, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

3(f) Certificate of Amendment to the Certificate of Incorporation of Ridgewood Properties, Inc. dated March 30, 1993 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended
           February 28, 1993 and incorporated herein by reference).

3 (g) Certificate of Amendment to the Certificate of Incorporation of Ridgewood Properties, Inc. dated January 26, 1994 (filed as Exhibit 3 to Registrant's Form 10-Q for the quarter ended
           February 28, 1994 and incorporated herein by reference).

3 (h)      Certificate of Amendment to the Certificate of  Incorporation
           of   Ridgewood   Hotels,   Inc.   (filed  as  an  Exhibit  to
           Registrant's  Form 8-K on February 5, 1997, and  incorporated herein by reference).

4 (a) Stock Purchase Agreement between Ridgewood Properties, Inc. and Triton Group Ltd., dated as of August 15, 1994 (filed as an Exhibit to Registrant's Form 8-K on August 15, 1994, and incorporated herein by reference).

4 (b) August 15, 1994 Press Release issued by Ridgewood Properties, Inc. (filed as an Exhibit to Registrant's Form 8-K on August 15, 1994, and incorporated herein by reference).

4 (c) Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant (filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed on November 8, 1994 (No. 33-866084) and incorporated herein by reference).

4 (d) Notice of Exercise by N. Russell Walden dated January 31, 1997 (filed as an Exhibit to Registrant's Form 8-K on February 5, 1997, and incorporated herein by reference).

4(e) Notice of Exercise by Karen S. Hughes dated January 31, 1997 (filed as an Exhibit to Registrant's Form 8-K on February 5, 1997, and incorporated herein by reference).

4(f) Share Security Agreement between N. Russell Walden and Ridgewood Properties, Inc. dated January 31, 1997 (filed as an Exhibit to Registrant's Form 8-K on February 5, 1997, and incorporated herein by reference).

4 (g) Share Security Agreement between Karen S. Hughes and Ridgewood Properties, Inc. dated January 31, 1997 (filed as an Exhibit to Registrant's Form 8-K on February 5, 1997, and incorporated herein by reference).

10 (a) Employment Agreement between N. R. Walden and CMEI, Inc., dated March 28, 1985.*

10 (b) Bill of Sale and Assumption of Liabilities between CMEI, Inc. and Ridgewood Properties, Inc. dated December 9, 1985.*

10 (c) Ridgewood Properties, Inc. Supplemental Retirement and Death Benefit Plan dated January 1, 1987 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference).

10 (d) Post-Employment Consulting Agreement between N. R. Walden and Ridgewood Properties, Inc. dated September 4, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10 (e) Post-Employment Consulting Agreement between Karen S. Hughes and Ridgewood Properties, Inc. dated September 4, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10 (f) Post-Employment Consulting Agreement between Byron T. Cooper and Ridgewood Properties, Inc. dated September 4, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10 (g) Post-Employment Consulting Agreement between M. M. McCullough and Ridgewood Properties, Inc. dated September 4, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991 and incorporated herein by reference).

10 (h) Ridgewood Properties, Inc. Stock Option Plan dated March 30, 1993 and as amended September 14, 1993 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10 (i) Stock Option Agreement between Luther A. Henderson and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10 (j) Stock Option Agreement between Karen S. Hughes and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10 (k) Stock Option Agreement between N. R. Walden and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10 (l) Stock Option Agreement between Karen S. Hughes and Ridgewood Properties, Inc. dated January 31, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10 (m) Stock Option Agreement between N. R. Walden and Ridgewood Properties, Inc. dated January 31, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10 (n) Ridgewood Properties, Inc. 1993 Stock Option Plan, as amended on October 26, 1994 (filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed on November 8, 1994 (No. 33-86084) and incorporated herein by reference).

10 (o) Amended and Restated Basic Agreement between RW Hotel Investment Partners, L.P. and Ridgewood Hotels, Inc. dated August 14, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10 (p) Amended and Restated Limited Partnership Agreement of RW Hotel Partners, L.P. dated September 8, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10 (q) Management Agreement (Holiday Inn Hurstbourne) between RW Hotel Partners, L.P. and Ridgewood Properties, Inc. dated August 16, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10 (r) Mortgage, Assignment of Leases and Rents and Security Agreement Between Bloomfield Acceptance Company, L.L.C. and Ridgewood Orlando, Inc. dated June 30, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10 (s) Security Agreement between Ridgewood Orlando, Inc. and Bloomfield Acceptance Company, L.L.C. dated June 30, 1995
           (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10 (t) Mortgage Note between Bloomfield Acceptance Company and Ridgewood Orlando, Inc. dated June 30, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10 (u) Agreement and Plan of Merger between and among Ridgewood Properties, Inc., Ridgewood Acquisition Corp., Wesley Hotel Group, Inc., Wayne McAteer and Samuel King dated December 7, 1995 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference).

10 (v) Shareholders' Agreement by and between Samuel King and Ridgewood Properties, Inc. dated December 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

10 (w) Warrants to Purchase Shares of Common Stock of Ridgewood Properties, Inc. issued to Hugh Jones on December 16, 1996 (filed as an Exhibit to

           Registrant's Form 10-Q for the quarter ended November 30, 1996, and incorporated herein by reference).

10 (x) Promissory Note between N. Russell Walden and Ridgewood Properties, Inc. dated January 31, 1997 (filed as an Exhibit to Registrant's Form 8-K on February 5, 1997 and incorporated herein by reference).

10 (y) Promissory Note between Karen S. Hughes and Ridgewood Properties, Inc. dated January 31, 1997 (filed as an Exhibit to Registrant's Form 8-K on February 5, 1997 and incorporated herein by reference).

10 (z) Operating Agreement between Houston Hotel, LLC and Ridgewood Hotels, Inc. effective December 9, 1997 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended May 31,
           1998).

10 (aa) Operating Agreement between RW Hurstbourne Hotel, Inc. and RW Louisville Hotel Investors, LLC effective May 13, 1998 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended May 31, 1998).

10 (bb) Operating Agreement between Ridgewood Hotels, Inc. and Louisville Hotel, L.P. effective June 5, 1998 (filed as an
           Exhibit to  Registrant's  Form 10-Q for the quarter ended May
           31, 1998).

10 (cc) Amendment No. 1 to Post-Employment Consulting Agreement between Ridgewood Hotels, Inc. and N. Russell Walden dated August 13, 1998 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference).

10 (dd) Amendment No. 1 to Post-Employment Consulting Agreement between Ridgewood Hotels, Inc. and Byron T. Cooper dated August 18, 1998 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference).

10 (ee) Amendment No. 1 to Post-Employment Consulting Agreement between Ridgewood Hotels, Inc. and Karen S. Hughes dated August 13, 1998 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998 and incorporated herein by reference).

10 (ff) First Amendment to Operating Agreement of Louisville, LLC dated September 30, 1999 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10 (gg) Secured Promissory Note in the amount of $1,333,000 by Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated September 30, 1999 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10 (hh) Secured Promissory Note (Arizona) in the amount of $300,000 by Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated September 30, 1999 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10 (ii) Secured Promissory Note (Florida) in the amount of $300,000 by Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated September 30, 1999 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10 (jj) Management Agreement between Fountainhead Development Corp., Inc., as Owner, and Ridgewood Hotels, Inc., as Manager, dated January 10, 2000 (filed as an Exhibit to Registrant's Form 8K on January 11, 2000 and incorporated herein by reference).

10 (kk) Agreement between Fountainhead Development Corp., Inc. and Ridgewood Hotels, Inc. dated January 10, 2000 (filed as an Exhibit to Registrant's Form 8K on January 11, 2000 and incorporated herein by reference).

10 (ll) Assignment and Assumption Agreement dated as of April, 2001 between RW Hotel Investment Associates, LLC and Ridgewood Georgia, Inc. (filed as an Exhibit to Registrant's Form 8K on July 2, 2001

10 (mm) Contract for the Purchase and Sale of Property dated June, 1999 between the Company, Ridgewood Orlando, Inc., Fulgent Street Motel & Hotel, Inc. and Brokers Title, LLC (filed as an Exhibit to Registrant's Form 8K on July 2, 2001

10 (nn) Reinstatement of and Second Amendment to Contract for the Purchase and Sale of Property Dated January 24th, 2000. (filed as an Exhibit to Registrant's Form 8K on July 2, 2001)

13         2001 Annual Report to Shareholders.

16         Letter  to  the  Securities  and  Exchange   Commission  from
           PricewaterhouseCoopers   LLP   (filed   as  an   Exhibit   to
           Registrant's Form 8K on March 28, 2000).

21         Subsidiaries of Registrant.

23.1       Consent of Arthur Andersen LLP.

23.2       Consent of PricewaterhouseCoopers, LLP.

99 (a) Opinion of the Court of Chancery of the State of Delaware, New Castle County, in Strassburger v. Early, et al., C.A. 1427 (filed as an Exhibit to Registrant's Form 8K on January 24, 2000 and incorporated herein by reference).

99 (b)     Motion of Triton  Defendants for a New Trial in  Strassburger
           v. Early, et al. (filed as an Exhibit to Registrant's Form 8K on January 24, 2000 and incorporated herein by reference).

99 (c) Motion for a New Trial of, In the Alternative, to Reopen the Record to Allow for the Introduction of Newly Discovered Evidence in Strassburger v. Early, et al. (filed as an Exhibit to Registrant's Form 8K on January 24, 2000 and incorporated herein by reference).

---------------

* Previously filed as an Exhibit to Registrant's Registration Statement on Form 10 filed on November 19, 1985 (Securities Exchange Act File No. 0-14019), and incorporated herein by reference.