Form 10-Q
period 2001-06-30
RIDGEWOOD HOTELS INC
filed 2001-08-20
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission file number 0-14019

                             Ridgewood Hotels, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 58-1656330
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

             1106 Highway 124
             Hoschton, Georgia                                30548
(Address of principal executive offices)                    (Zip Code)

                                 (770) 867-9497
              (Registrant's telephone number, including area code)


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

Yes [_]  No [X]

Common stock, par value $.01 per share - 2,513,480 shares outstanding at June 30, 2001.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND MARCH 31, 2001

($000's omitted, except share and per share data)

                                                                                   June 30,       March 31,
                                                                                     2001           2001
                                                                                  ----------     ----------
Assets:
------

Current assets:
   Cash and cash equivalents                                                      $    1,895     $    1,478
   Receivables from affiliates (note 6)                                                  451            402
   Other operating receivables, net of allowance for doubtful accounts
      of $198 and $262, respectively                                                     747            407
   Note receivable                                                                      --              250
   Other current assets                                                                  986            109
                                                                                  ----------     ----------
   Total current assets                                                                4,079          2,646

Real estate investments:
   Real estate properties
      Operating properties, net of accumulated
        depreciation of $208 and $-0-, respectively                                   20,565           --
      Land held for sale, net of allowance for possible losses of $3,155               1,400          1,400
   Investment in unconsolidated hotel entity, net of writedown
      of $3,200 (note 5)                                                                --             --
                                                                                  ----------     ----------

   Total real estate investments, net                                                 21,965          1,400

Management contracts, net of accumulated amortization of $854 and
   $728, respectively (note 6)                                                         1,562          1,688

Other assets, net of accumulated depreciation of $226 and $95,
   Respectively                                                                          315             37
                                                                                  ----------     ----------
                                                                                  $   27,921     $    5,771
                                                                                  ==========     ==========

The accompanying notes are an integral part of these consolidated balance sheets

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND MARCH 31, 2001
LIABILITIES AND SHAREHOLDERS' INVESTMENT

($000's omitted, except share and per share data)

                                                                                  June 30,       March 31,
                                                                                    2001           2001
                                                                                 ----------     ----------
Liabilities:
------------

Current liabilities:
   Accounts payable                                                                   1,152             296
   Payables to affiliates (note 6)                                                      296             206
   Accrued salaries, bonuses and other compensation                                     142             101
   Accrued legal and audit expense                                                      172             207
   Lease commitment for vacated office                                                   86              94
   Accrued interest and other liabilities                                               608             310
                                                                                 ----------      ----------
   Total current liabilities                                                          2,456           1,214

Accrued pension liability, including deferred curtailment gain                          894             894
Other long-term liabilities                                                            --                30
Long-term debt (note 7)                                                              22,965           1,933
                                                                                 ----------      ----------
   Total liabilities                                                                 26,315           4,071
                                                                                 ----------      ----------

Commitments and contingencies: (note 5)

Shareholders' investment: (note 4)
-----------------------
   Series A convertible cumulative preferred
      stock, $1 par value, 1,000,000 shares authorized, 450,000 shares
      issued and outstanding                                                            450             450
   Common stock, $0.01 par value, 5,000,000 shares authorized,
      2,513,480 shares issued and outstanding                                            25              25
   Paid-in surplus                                                                   17,671          17,671
   Accumulated deficit                                                              (16,540)        (16,446)
                                                                                 ----------      ----------
      Total shareholders' investment                                                  1,606           1,700
                                                                                 ----------      ----------
                                                                                 $   27,921      $    5,771
                                                                                 ==========      ==========

The accompanying notes are an integral part of these consolidated balance sheets.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
($000's omitted, except share and per share data)


                                                        For the Three
                                                         Months Ended
                                                 -----------------------------
                                                   June 30,           June 30,
                                                     2001               2000
                                                 -----------------------------

Revenues:
   Revenues from wholly-
      owned hotel operations                     $    2,279         $      771
   Revenues from
      hotel management                                  386                670
   Sales of real estate properties                     --                5,525
   Equity in net income
      of unconsolidated entities                         63                 63
   Interest income                                        6                  1
   Other                                                  4                  3
                                                 -----------------------------
                                                      2,738              7,033
Costs and expenses:
   Expenses of wholly-
     owned real estate properties                     1,432                822
   Costs of real estate sold                              6              2,879
   Depreciation and amortization                        349                153
   Interest expense                                     490                 83
   General, administrative
     and other                                          555                626
                                                 -----------------------------
                                                      2,832              4,563
                                                 -----------------------------
Net (loss) income                                       (94)             2,470
Preferred dividends                                     (90)               (90)
                                                 -----------------------------
Net (loss) income applicable to
   common shareholders                           $     (184)        $    2,380
                                                 -----------------------------
(Loss) earnings per common share:
   Basic                                         $    (0.07)        $     0.95
   Diluted                                       $    (0.07)              0.61

The accompanying notes are an integral part of these consolidated statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
($000's omitted)

                                                                         For the Three
                                                                         Months Ended
                                                                  --------------------------
                                                                    June 30,       June 30,
                                                                      2001           2000
Cash flows from operating activities:
   Net (loss) income                                              $      (94)     $    2,470
   Adjustments to reconcile  net (loss) income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                   349             153
         Loss (gain) from sale of real estate properties                   6          (2,646)
         Increase in receivables from affiliates                         (49)           --
         Increase in payables to affiliates                               90            --
         Increase in other assets                                       (223)           (110)
         Increase in accounts payable and accrued liabilities            109              67
                                                                  --------------------------
         Total adjustments                                               282          (2,536)
                                                                  --------------------------
         Net cash provided by (used in) operating activities             188             (66)
                                                                  --------------------------

Cash flows from investing activities:
   Acquisition of business, net of cash acquired                         128            --
   Proceeds from sale of real estate                                     250           4,392
   Additions to real estate properties                                   (10)           --
                                                                  --------------------------
      Net cash provided by investing activities                          368           4,392
                                                                  --------------------------

Cash flows from financing activities:
   Repayments of debt                                                   (139)         (2,657)
                                                                  --------------------------

Net increase in cash and cash equivalents                                417           1,669
Cash and cash equivalents at beginning of period                       1,478             258
                                                                  --------------------------
Cash and cash equivalents at end of period                        $    1,895      $    1,927
                                                                  ==========================

Supplemental disclosure of cash flow information
and non-cash activity:
   Interest paid                                                  $      490      $       83

The accompanying notes are an integral part of these consolidated statements

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND JUNE 30, 2000
                                   (Unaudited)


1.   GENERAL:

     Ridgewood Hotels, Inc. (the "Company") is primarily engaged in the hotel management business. The Company currently manages twelve mid to luxury hotels located in three states, including the Chateau Elan Winery & Resort in Braselton, Georgia ("Chateau Elan Georgia"). The Company also has an ownership interest in one hotel and owns undeveloped land that it holds for sale.

     The Company's common stock is listed in the National Association of Securities Dealers (NASDAQ) over-the-counter bulletin board service. On January 10, 2000, the Company entered into a management agreement ("Management Agreement") with Fountainhead Development Corp., a Georgia corporation ("Fountainhead"), to perform management services at Chateau Elan Georgia, one of Fountainhead's properties, for a period of five years beginning on March 24, 2000. In consideration of the Management Agreement, the Company issued to Fountainhead 1,000,000 shares of common stock ("Fountainhead Shares"). The determined market value of the management contract was $2,000,000 at the time of the transaction. In connection with the issuance of the Fountainhead Shares, the number of directors constituting the full Board of Directors of the Company was increased from three to seven members, effective on February 3, 2000. See also note 6.

     On January 11, 2000, one of the principal stockholders and President of the Company, N. Russell Walden ("Walden"), sold 650,000 shares of the common stock to Fountainhead and a new President of the Company was elected. Another principal shareholder, ADT Security Services, Inc. ("ADT"), sold 450,000 shares of preferred stock of the Company to Fountainhead. Through the issuance of the common stock pursuant to the Management Agreement and the acquisitions of the Walden common stock and ADT preferred stock, Fountainhead obtained beneficial ownership of approximately 79% of the common stock. Fountainhead is engaged principally in the business of owning and operating hotel, resort, and other real estate properties. See also note 6.

2.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all inter-company amounts. The Company has an ownership interest in a Holiday Inn hotel in Louisville, Kentucky (the "Hotel"). The Hotel is owned by RW Louisville Hotel Associates LLC ("Associates"). As of March 31, 2001, the Company, through its wholly-owned subsidiaries, was the manager of and had a minority ownership interest in Associates. In April, 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates. For the three months ended June 30, 2001, Associates is consolidated for financial reporting purposes. See also Note 5.

     The accompanying financial statements of the Company present the historical cost basis amount of assets, liabilities and shareholders' investment of the real estate business for the periods presented.

     The Company provides reserves for doubtful accounts after considering such factors as the nature and age of the receivable and the willingness and ability of the debtor to pay.

     For the purpose of the Statement of Cash Flows, cash includes cash equivalents which are highly liquid investments with maturity of three months or less.

     On March 28, 2000, the Company changed its fiscal year from August 31 to March 31.

Recent Accounting Developments-

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

3.   INCOME TAXES:

     The Company has net operating loss carry-forwards for both book and tax purposes which may be used to offset future taxable income. However, due to the change of control of the Company discussed in Note 1 above, there are limitations on the amount of net operating loss carry-forwards that may be utilized each year to offset taxable income.

     The Company's income tax provision for the three months ended June 30, 2001 and June 30, 2000 is as follows:

                                                           For the Three
                                                           Months Ended
                                                           ------------
                                                         June 30,  June 30,
                                                           2001      2000
                                                           ----      ----

     Income Tax Provision                                 $ --      $  894
     Utilization of Net Operating
         Loss Carry-forwards                                --        (894)
                                                          ------    ------
     Regular Income Tax Provision                           --        --

     Alternative Minimum Income Tax
         Provision                                          --          70
     Deferred Income Tax Benefit
         from AMT Tax Credit                                --         (70)
                                                          ------    ------
     Net Income Tax Provision                             $ --      $ --
                                                          ======    ======

4.   SHAREHOLDERS' INVESTMENT

Earnings Per Share-

     The following table sets forth the computation of basic and diluted (loss) profit per share:

                                                    For the Three
                                                    Months Ended
                                            -----------------------------
                                              June 30,           June 30,
                                                2001               2000
                                            -----------       -----------
Net (loss) income                           $   (94,000)      $ 2,470,000
Less undeclared preferred dividends             (90,000)          (90,000)
                                            -----------       -----------
Net (loss) income applicable to
   common shareholders                      $  (184,000)      $ 2,380,000
                                            ===========       ===========

Weighted average shares outstanding
   Basic                                      2,513,000         2,513,000
   Diluted                                    2,513,000         3,883,000

Net (loss) income per share
   Basic                                    $     (0.07)      $      0.95
   Diluted                                        (0.07)             0.61

     As of June 30, 2001 there are $840,000 of preferred stock dividends in arrears and due to Fountainhead. The last time the Company declared preferred dividends in February 1999, dividends were declared out of paid-in surplus and recorded against that account in accordance with applicable Delaware law.

     The effect of the Company's stock options and convertible securities was excluded from the computations for the three months ended June 30, 2001 as it is antidilutive.

1993 Stock Option Plan -

     On March 30, 1993, the Company granted options to purchase 378,000 shares of common stock at a price of approximately $1.83 per share to its key employees and one director under the Ridgewood Hotels, Inc. 1993 stock option plan (the "Option Plan"). The exercise price equaled the fair market value at the date of grant. The options vested over a four-year period in 25% increments. All options expire ten years from the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan.

     On June 13, 2000, 25,000 additional grants were issued to a director at an exercise price of $2.25, which was no less than the fair market value at the date of the grant. These options vest immediately and expire five years after the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. None of these options were exercised as of June 30, 2001.

     On July 1, 2000, 258,500 additional grants were issued to key employees at a price of $2.00 per share, which was no less than the fair market value at the date of the grant. Certain employees' options vest over a four-year period in 25% increments while certain others vest over a four-year period with 10% the first year, 25% the second year, 50% the third year and 100% the fourth year. All options granted on July 1, 2000 expire ten years from the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. None of these options were exercised as of June 30, 2001.

5.   INVESTMENT IN LOUISVILLE HOTEL:

     On May 13, 1998, Associates was organized as a limited liability company under the laws of the State of Delaware. Associates was organized to own and manage the Hotel in Louisville, Kentucky. The Company's investment in RW Hotel Partners, L.P. of $337,500 was transferred to Associates at its historical basis. Simultaneously, the Company invested $362,000 into Louisville Hotel, LLC, a Delaware limited liability company (the "LLC"). The combined equity of $699,500 represented a 10% interest in the Hotel. The LLC loaned $3,623,690 to the Hotel (see Note 7) and also has an option to purchase Associates for a nominal consideration. On September 30, 1999, the Company purchased additional equity in the LLC. The Company increased its ownership from 10% to 80%. The consideration paid to acquire the increased ownership was $2,500,000. The majority of the purchase price was evidenced by three promissory notes (the "Notes") totaling $1,933,000. The Notes are cross-defaulted, bear interest at 13% and mature on September 30, 2002. With 80% ownership, the Company is now the Managing Member of the LLC. Louisville Hotel, L.P. ("Louisville") now has 20% ownership in the LLC and is the Non-Managing Member. Pursuant to the LLC's operating agreement dated as of May 1998, as amended on September 30, 1999 (the "Operating Agreement"), the Company has the right at any time to purchase

Louisville's remaining interest in the LLC (the "Purchase Option"). The Operating Agreement provides that the purchase price for Louisville's interest is equal to the sum of (a) Louisville's total capital contributions to the LLC ($3,061,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to Louisville if the LLC sold the Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). However, the Purchase Option is only exercisable in connection with concurrent payment in full of all remaining amounts due under the Notes. Under the terms of the Operating Agreement, the Company is required, no later than September 30, 2002, to purchase Louisville's remaining interest in the LLC for the Option Price. Based on the estimated value of the Hotel as of June 30, 2001, the estimated Option Price is approximately $3,061,000. The Company's obligation to purchase the remaining LLC`s interest is secured by the Company's interest in the LLC, the Longwood, Florida property and the Phoenix, Arizona property.

     Unless current market conditions change or the Company is able to obtain an additional source of funds (whether through operations, financing or otherwise) the Company currently does not have sufficient liquidity to acquire Louisville's interest in the LLC for the Option Price and to pay off the Notes on September 30, 2002. Under the terms of the Operating Agreement, the failure of the Company to acquire Louisville's interest by September 30, 2002 could result in the Company forfeiting its interests in the LLC, the Longwood, Florida property and the Phoenix, Arizona property. As a result, management is currently evaluating all of its options with respect to the Louisville Hotel, including its potential sale prior to September 30, 2002.

     Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates may be subject to liquidated damages under the Franchise Agreement equal to approximately 36 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $41,000.

     In conjunction with the Franchise Agreement, the Hotel is subject to a Property Improvement Plan ("the Plan"). Under the Plan, the Hotel is required to make certain improvements by December 31, 2002, with certain interim milestones. The Company estimates that the cost of these improvements is approximately $1,858,000. As of June 30, 2001, the Hotel has spent approximately $124,000 on improvements and has approximately $437,000 in escrow to spend on improvements. The Company has not determined whether Associates will be able to fund the remainder of the Plan. If the Hotel is unable to fund the remainder of the Plan, the Company may be required to complete the Plan pursuant to the Company's guaranty of the Franchise Agreement.

     In March 2001 and 2000, the Company recognized writedowns of $2,000,000 and $1,200,000, respectively, on its investment in the LLC. The March 2000 writedown was due to the anticipated shortfall of the company's return of equity as a result of the decreased operating performance of the hotel. In March 2001, in light of the deterioration of market conditions affecting the hotel industry during the fourth quarter and subsequent to year-end and due to a further decrease in the operating performance of the Hotel, management of the Company concluded that their economic ownership interest had been totally impaired. The carrying value of the investment in the LLC on the Company's books is $0 as of June 30, 2001.

     Ridgewood Georgia, Inc., a Georgia corporation ("Ridgewood Georgia") and a wholly-owned subsidiary of the Company, entered into a certain Assignment and Assumption Agreement (the "Assignment Agreement") dated as of April, 2001 with RW Hotel Investment Associates, LLC, ("Transferee") pursuant to which Transferee assigned to Ridgewood Georgia, Transferee's 99% membership interest in RW Louisville Hotel Investors, LLC, a Delaware limited liability company ("RW Hotel Investors"). As a result, Ridgewood Georgia, which previously owned the remaining 1% membership interest in RW Hotel Investors, owns 100% of the membership interests in RW Hotel Investors (the "Membership Interests").

     RW Hotel Investors, in turn, owns 99% of Associates, which owns the Hotel in Hurstbourne, Kentucky. The remaining 1% interest in Associates is owned by RW Hurstbourne Hotel, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Therefore, as a result of the Assignment Agreement, the Company became the indirect owner of 100% of the Membership Interests of Associates.

     The Assignment Agreement was entered into to provide the Company with ownership of Associates in connection with Associates application for a new franchise agreement for its Holiday Inn franchise.

     The Company began consolidating Associates effective April 1, 2001. The acquisition of Associates was accounted for as a purchase in accordance with APB No. 16, and accordingly, the purchase price has been preliminarily allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values as of the acquisition date.

     The following unaudited data summarizes the pro forma results of operations for the quarter ended June 30, 2000 as if the acquisition had occurred on the first fiscal day of such period. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the date indicated or what the results of operations may be in the future.

                                                           For the
                                                        Three Months
                                                            Ended
                                                          June 30,
                                                      2001          2000
                                                  ------------------------
     Revenues                                     $    2,738    $    9,402
     Operating Expenses                                1,993         5,812
                                                  ----------    ----------
           Income From Operations                        745         3,590
                                                  ----------    ----------

     Interest Expense                                    490           541
     Depreciation/Amortization                           349           363
                                                  ----------    ----------

     Net (Loss) Income                            $      (94)   $    2,686

     Preferred Dividends                                 (90)          (90)
                                                  ----------    ----------

     Net (Loss) Income Applicable to
        Common Shareholders                             (184)        2,596
                                                  ==========    ==========

     (Loss) Earnings Per Common Share
              Basic                               $    (0.07)   $     1.03
              Diluted                                  (0.07)         0.67

6.   FOUNTAINHEAD TRANSACTIONS:

     On January 10, 2000, the Company entered into the Management Agreement with Fountainhead (see note 1), pursuant to which Fountainhead retained the Company to perform management services at Chateau Elan Georgia, one of Fountainhead's properties, for a period of five years beginning on March 24, 2000. In consideration of Fountainhead's agreement to enter into the Management Agreement and a payment of $10,000 by Fountainhead to the Company, the Company issued to Fountainhead 1,000,000 shares of common stock at a fair market value of $2.00 per share. In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year at the end of Chateau Elan Georgia's fiscal year, March 31. The annual incentive fee is based on the profitability of the properties being managed during that year.

     The Management Agreement has a term of five years but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment. As a result of the Fountainhead transactions, the Company's President resigned, and Henk H. Evers was appointed as President and Chief Operating Officer effective January 11, 2000. At the Company's request, Fountainhead continues to pay Mr. Evers' salary as an advance to the Company. Effective September, 2000, Mr. Evers has assumed certain responsibilities previously handled by the general manager of Chateau Elan Georgia. As a result, Chateau Elan Georgia has agreed to assume a portion of Mr. Evers' annual salary. In addition, Mr. Evers has performed certain services for Fountainhead (in addition to the services for which the Company received a development fee) and, in consideration therefore, Fountainhead has agreed to assume a portion of Mr. Evers annual salary while he continues to perform such services. The Company has accrued $296,000 in expenses relating to the advanced compensation including $90,000 for the three months ended June 30, 2001 (after taking into account the portions assumed by Chateau Elan Georgia and Fountainhead).

     As of June 30, 2001 the Company manages Chateau Elan Georgia and Chateau Elan Sebring ("Sebring"). Both of these hotels are Fountainhead's properties. Fountainhead opened a hotel in St. Andrews, Scotland ("St. Andrews") on June 14, 2001. The Company received $6,000 per month from Fountainhead since January 2000 through May 2001 as a development fee while St. Andrews was under construction. The Company has been managing St. Andrews since its opening and has been negotiating the terms of the contract with Fountainhead. For the three months ended June 30, 2001 the Company earned management fees of approximately $183,000, $15,000 and $5,000, for Chateau Elan Georgia, Sebring and St. Andrews, respectively. The combined management and development fees for these Fountainhead hotels were approximately $215,000 and represented 56% of the total management fee revenue for the three months ended June 30, 2001.

     In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays and is reimbursed by Fountainhead for these expenditures. As of June 30, 2001, Fountainhead owed the Company approximately $451,000 for unpaid management fees and expenses, which represents 51% of the Company's total receivables as of June 30, 2001.

     For the three months ended June 30, 2001, the Company was charged approximately $10,000 of salary related to the Human Resources Director of Chateau Elan Georgia. The Company does not have a full-time Human Resources Director and utilizes Chateau Elan Georgia's Human Resource Director part-time. Chateau Elan Georgia deducts this charge from the monthly management fees owed to the Company.

7.   LONG-TERM DEBT:

     On September 30, 1999, the Company entered into three promissory notes in order to purchase additional equity in the LLC. A promissory note for $1,333,000 is secured by the Company's ownership interest in the LLC. The two other promissory notes are for $300,000 each, with one secured by the Company's Phoenix, Arizona land and the other secured by the Company's Longwood, Florida land. The total carrying value of the assets pledged as collateral is approximately $620,000 as of June 30, 2001. The three promissory notes are cross-defaulted, bear interest at 13%, mature on September 30, 2002 and are non-recourse to the Company. Interest payments are $20,941 per month beginning in November 1999.

     On May 21, 1998, Associates entered into a loan with a commercial lender to purchase the Hotel in Louisville, Kentucky. The loan proceeds were $18,500,000, and the Hotel serves as collateral for the loan. The loan is for a term of 25 years at a fixed rate of 7.39%. Principal and interest payments are approximately $135,000 per month beginning July 1, 1998. Per the loan agreement, principal and interest payments may increase after July 1, 2008 based on certain terms per the agreement. In addition, Associates is required to make insurance, taxes and repair escrow payments each month. The total amount for these items is a payment of approximately $45,000 per month and could be adjusted annually. The escrow funds are used as tax, insurance and repair needs arise. The repair funds are also being used to fund the Plan described in Note 5. As of June 30, 2001, the balance of the loan was approximately $17,705,000. Interest expense for the three months ended June 30, 2001 was approximately $318,000.

     On June 2, 1998, Associates, in conjunction with the purchase of the Hotel, entered into a promissory note with LLC in the amount of $3,623,690 and the promissory note is secured by the ownership interest in Associates. The loan is for a term of ten years at a fixed rate of 13%. Principal and interest payments are payable in monthly installments equal to the monthly net revenue of Associates for each month. As of June 30, 2001, the balance of the promissory note was approximately $3,327,000. Interest expense for the three months ended June 30, 2001 was approximately $109,000.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ridgewood Hotels, Inc. and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the Company's consolidated financial statements for the three months ending June 30, 2001.

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

RESULTS OF OPERATIONS --

     Revenues from hotel operations increased approximately $1,508,000 or 196% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This increase was due to the consolidation of RW Louisville Hotel Associates, LLC ("Associaties") for the three months ended June 30, 2001. Associates owns a hotel in Louisville, Kentucky (the "Hotel"). The Company has no other wholly-owned hotel operations since it sold its hotel in Longwood, Florida in May 2000 and discontinued its lease of a hotel in Lubbock, Texas in February 2001. As a result, the Hotel is the Company's only wholly-owned hotel operation.

     Revenues from hotel management are generally based on agreements which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accounting fees are set monthly fees charged to hotels which utilize centralized accounting services provided by the Company.

     Revenues from hotel management decreased approximately $284,000, or 42% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Management of Fountainhead Development Corporation's ("Fountainhead") Chateau Elan properties in Georgia ("Chateau Elan Georgia"), Florida ("Sebring") and technical advising for development of St. Andrews accounted for approximately $215,000, or 56% of the Company's hotel management revenues for the three months ending June 30, 2001. The decrease is due to the loss of several management contracts since June 30, 2000.

     The Company entered into one new management agreement during the three months ended June 30, 2001 to manage a 60 room Shoney's Inn in Lavonia, Georgia.

     The Company's management agreements with respect to four properties which the Company derived approximately $25,000 of base management revenues during the three months ending June 30, 2001 have been terminated as follows: (i) a 120 room hotel in Lakeland, Florida, (ii) a 400 room Ramada Inn in Atlanta, Georgia,
(iii) a 221 room Ramada Inn in Spartenburg, South Carolina and (iv) a 197 room Howard Johnson's in Atlanta, Georgia.

     Equity in net income of unconsolidated entities for the three months ended June 30, 2001 and 2000 was received from Louisville Hotel, LLC ("LLC"). This equity is offset, on a dollar for dollar basis, by interest payments on notes outstanding with Louisville Hotel, LP, which are recorded as interest expense.

     Expenses of real estate properties increased $610,000, or 74% for the three months ended June 30, 2001 compared to the three months ended June 30, 2001. The increase was due to the consolidation of the Hotel.

     During the three months ending June 30, 2000 the Company had gains from real estate sales of approximately $2,646,000. Approximately $2,634,000 of the gain was due to the sale of the hotel in Longwood, Florida and $12,000 was due to the sale of a parcel of land in Phoenix, Arizona. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale. The Company had no gains from real estate sales during the three months ended June 30, 2001. During the three months ended June 30, 2001 the Company incurred approximately $6,000 of additional costs associated with the sale of the hotel in Longwood, Florida in May, 2000.

     Depreciation and amortization expense increased approximately $196,000, or 128% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase was due to the consolidation of the Hotel.

     Interest expense increased approximately $407,000, or 490% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase was due to the consolidation of the Hotel.

     General, administration and other expenses decreased approximately $71,000, or 11% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease is due to the Company's continuing overall efforts to decrease overhead.

     The Company's hotel management activities accounted for approximately $243,000 of the net loss and the Hotel in Louisville contributed approximately $149,000 of net income. The Company's net loss of $94,000 for the three months ended June 30, 2001 was primarily due to overhead costs including interest expense, depreciation and amortization exceeding net operating income.

LIQUIDITY AND CAPITAL RESOURCES -

Fountainhead Transactions-

     On January 10, 2000, the Company entered into a management agreement ("Management Agreement") with Fountainhead, pursuant to which Fountainhead retained the Company to perform management services at Chateau Elan Winery and Resort, one of Fountainhead's properties, for a period of five years. In consideration of Fountainhead's agreement to enter into the Management Agreement and a payment of $10,000 by Fountainhead to the Company, the Company issued to Fountainhead 1,000,000 shares of common stock at a fair market value of $2.00 per share. In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

     The Management Agreement has a term of five years but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment. The Company's new management continues to seek new hotel management opportunities, including possible opportunities to manage other properties being developed by Fountainhead. In addition to Chateau Elan Georgia, the Company manages Sebring and St. Andrews. The Company intends to seek management opportunities with other Fountainhead properties; however, Fountainhead has no obligation to enter into further management relationships with the Company, and there can be no assurance that the Company will manage any Fountainhead properties in the future.

     The Company has recorded a total of $296,000 payable to affiliates for the salary of Mr. Henk Evers, President and Chief Operating Officer, which continues to be advanced by Fountainhead. During the three months ended June 30, 2001, $90,000 of this payable was incurred. Balances receivable from affiliates are approximately $451,000 for Fountainhead's Chateau Elan properties in Georgia, Florida, and St. Andrews, Scotland.

Louisville Hotel-

     The Company has an ownership interest in a Holiday Inn hotel in Hurstbourne, Kentucky. The Hotel is owned by Associates. In April, 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates. The membership interests are pledged as security for a $3,623,690 loan made by Louisville Hotel, LLC (the "LLC"). The membership interests are also subject to an option pursuant to which LLC has the right to acquire the membership interests for nominal value. Pursuant to the terms of the loan, all revenues (including proceeds from sale or refinancing) of the LLC (after payment of expenses including a management fee to the Company) are required to be paid to the LLC until principal and interest on the loan are paid in full. As a result, the LLC has all of the economic interests in the Hotel.

     On September 30, 1999, the Company, which already owned a 10% interest in the LLC, acquired an additional interest in the LLC from Louisville Hotel, L.P. ("Louisville LP") for $2,500,000. The majority of the purchase price was evidenced by three promissory notes (the "Notes") totaling $1,933,000. The Notes are cross-defaulted, bear interest at 13% and mature on September 30, 2002. As a result of the transaction, the Company has an 80% economic interest in the LLC. With 80% ownership, the Company is the Managing Member of the LLC. Louisville LP has the remaining 20% ownership in the LLC. Pursuant to the LLC's operating agreement dated as of May 1998, as amended on September 30, 1999 (the "Operating Agreement"), the Company has the right at any time to purchase the remaining interest in the LLC (the "Purchase Option"). The Operating Agreement provides that the purchase price for Louisville LP's interest is equal to the sum of (a) Louisville LP's total capital contributions to the LLC ($3,061,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to Louisville LP if the LLC sold the Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). However, the Purchase Option is only exercisable in connection with concurrent payment in full of all remaining amounts due under the Notes. Further, under the terms of the Operating Agreement, the Company is required, no later than September 30, 2002, to purchase Louisville LP's remaining interest in the LLC for the Option Price. Based on the estimated market value of the Hotel as of June 30, 2001, the estimated Option Price is approximately $3,061,000. The Company's obligation to purchase the remaining interest in the LLC is secured by the Company's interest in the LLC, the Longwood, Florida property and the Phoenix, Arizona property.

     In connection with the new management agreement effective September 30, 1999, the Company received management fees totaling approximately $68,000 for the three months ended June 30, 2001.

     Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates may be subject to liquidated damages under the Franchise Agreement equal to approximately 36 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $41,000.

     In conjunction with the Franchise Agreement, the Hotel is subject to a Property Improvement Plan ("the Plan"). Under the Plan, the Hotel is required to make certain improvements by December 31, 2002, with certain interim milestones. The Company estimates that the cost of these improvements is approximately $1,858,000. As of June 30, 2001, the Hotel has spent approximately $124,000 on improvements and has approximately $437,000 in escrow to spend on improvements. The Company has not determined whether Associates will be able to fund the remainder of the Plan. If the Hotel is unable to fund the remainder of the Plan, the Company may be required to complete the Plan pursuant to the Company's guaranty of the Franchise Agreement.

     The Company has approximately $1,500,000 of available cash as of August 15, 2001.

     Based on the Company's current assessment of market conditions effecting the hotel industry and the current operating performance of the Hotel, the Company has written off its remaining interest in the LLC. In addition, unless current market conditions change or the Company is able to obtain an additional source of funds (whether through operations, financing or otherwise) the Company currently does not have sufficient liquidity to acquire Louisville LP's interest in the LLC for the Option Price and to pay off the Notes in September 30, 2002. Under the terms of the Operating Agreement, the failure of the Company to acquire Louisville LP's interest by September 30, 2002 could result in the Company forfeiting its interests in the LLC, the Longwood, Florida property and the Phoenix, Arizona property. As a result, management is currently evaluating all of its options with respect to the Hotel, including its potential sale prior to September 30, 2002.

Other -

     The Company currently manages nine hotels which are not owned by Fountainhead. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisers, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

     The Company has reserved an allowance for doubtful accounts of $198,000, which relates to estimated uncollectible assets related to the terminated lease on a hotel in Lubbock, Texas, and to several doubtful accounts related to the loss of several management contracts in which the Company was still owed management fees and other expenses normally reimbursed by the hotels under management. While the Company believes these accounts will not be collected, collection efforts are still being made.

     In June 2001, the Company received full payment on the $250,000 note receivable due from the purchaser of the hotel in Longwood, Florida in May 2000.

                           PART II. OTHER INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     While the Company is exposed to various market risks, including changes in interest rates, the Company does not believe that it has any material exposure to the market risks covered by this item. As of June 30, 2001, the Company primarily carries interest rates which are fixed and, therefore, does not expect to have material exposure to interest rate changes in the short term. The
Company does not enter into derivatives or other financial instruments for trading purposes and has not entered into financial instruments to manage and reduce the impact of changes in interest rates.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits:

               2.1 Assignment and Assumption Agreement dated as of April 16, 2001 between RW Hotel Investment Associates, LLC and Ridgewood Georgia, Inc. (filed as an Exhibit to Registrant's Form 8-K dated May 31, 2001 and incorporated herein by reference).

               2.2 Contract for the Purchase and Sale of Property dated June, 1999 between the Company, Ridgewood Orlando, Inc., Fulgent Street Motel & Hotel, Inc. and Brokers Title, L.L.C. (filed as an Exhibit to Registrant's Form 8-K dated May 31, 2001 and incorporated herein by reference).

               2.3 Reinstatement of and Second Amendment to Contract for the Purchase and Sale of Property Dated January 24th, 2000. (filed as an Exhibit to Registrant's Form 8-K dated May 31, 2001 and incorporated herein by reference).

          B.   Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended June 30, 2001

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RIDGEWOOD HOTELS, INC.


                                          By:  /s/ Henk H. Evers
                                               -------------------------
                                               Henk H. Evers
                                               President


                                          By:  /s/ Peter M. Conboy
                                               -------------------------
                                               Peter M. Conboy
                                               Director of Finance &
                                               Accounting


Date: August 20, 2001