Form 10-Q
period 2001-09-30
RIDGEWOOD HOTELS INC
filed 2001-11-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

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

Yes  [ X ]    No  [  ]

Common stock, par value $.01 per share - 2,513,480 shares outstanding at September 30, 2001.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND MARCH 31, 2001
ASSETS

($000's omitted, except share and per share data)


                                                                              September 30,        March 31,
                                                                                  2001               2001
                                                                            ------------------ ------------------
Assets:                                                                        (Unaudited)         (Audited)
Current assets:
        Cash and cash equivalents                                                 $ 1,566           $1,478
        Receivables from affiliates (note 6)                                          201              402
        Other operating receivables, net of allowance for doubtful
           accounts of $166 and $262, respectively                                    360              407
        Note receivable                                                                --              250
        Other current assets                                                        1,027              109
                                                                                  -------           ------
        Total current assets                                                        3,154            2,646


     Real estate investments :
        Real estate properties
           Operating properties, net of accumulated
             depreciation of $344 and $-0-, respectively                           20,490               --
           Land held for sale, net of allowance for possible losses of $3,155       1,400            1,400
        Investment in unconsolidated hotel entity, net of writedown
           of $3,200 (note 5)                                                          --               --
                                                                                  -------           ------


        Total real estate investments, net                                         21,890            1,400

     Management contracts, net of accumulated amortization of $1,024 and
        $728, respectively (note 6)                                                 1,392            1,688

     Other assets, net of accumulated depreciation of $241 and $95,
        respectively                                                                  320               37
                                                                                  -------           ------
                                                                                  $26,756           $5,771
                                                                                  =======           ======


The accompanying notes are an integral part of these consolidated balance sheets.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND MARCH 31, 2001
LIABILITIES AND SHAREHOLDERS' INVESTMENT

($000's omitted, except share and per share data)


Liabilities:                                                                  September 30,        March 31,
                                                                                  2001               2001
                                                                            ------------------ ------------------
                                                                               (Unaudited)         (Audited)
Current liabilities:
   Current maturities of long-term debt                                          $  2,247               $--
   Accounts payable                                                                   708               296
   Payables to affiliates (note 6)                                                    163               206
   Accrued salaries, bonuses and other compensation                                   141               101
   Accrued legal and audit expense                                                    148               207
   Lease commitment for vacated office                                                 73                94
   Accrued interest and other liabilities                                             558               310
                                                                                 --------          --------
   Total current liabilities                                                        4,038             1,214

Accrued pension liability, including deferred curtailment gain                        894               894
Other long-term liabilities                                                            --                30
Long-term debt (note 7)                                                            20,628             1,933
                                                                                 --------          --------
   Total liabilities                                                               25,560             4,071
                                                                                 --------          --------

Commitments and contingencies:  (note 5)

Shareholders' investment: (note 4)
   Series A convertible cumulative preferred
      stock, $1 par value, 1,000,000 shares authorized, 450,000 shares issued and outstanding
                                                                                      450               450
   Common stock, $0.01 par value, 5,000,000 shares authorized,
      2,513,480 shares issued and outstanding
                                                                                       25                25
   Paid-in surplus
                                                                                   17,671            17,671
   Accumulated deficit                                                            (16,950)          (16,446)
                                                                                 --------          --------
      Total shareholders' investment
                                                                                    1,196             1,700
                                                                                 --------          --------
                                                                                 $ 26,756          $  5,771
                                                                                 ========          ========

The accompanying notes are an integral part of these consolidated balance sheets.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                ($000's omitted, except share and per share data)


                                             For the Three                     For the Six
                                              Months Ended                    Months Ended
                                     ------------------------------- --------------------------------
                                        Sept. 30,      Sept. 30,        Sept. 30,      Sept. 30,
                                          2001           2000             2001            2000
                                       (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)
                                     ----------------------------------------------------------------
Revenues:
   Revenues from wholly-
      owned hotel operations           $ 1,883         $   414          $ 4,162         $ 1,185
   Revenues from
     hotel management                      293             666              679           1,337
   Sales of real estate properties          --              --               --           5,525
   Equity in net income
      of unconsolidated entities            63              63              126             126
   Interest income                           2              23                8              24
   Other                                     2               3                6               6
                                     ------------------------------- --------------------------------
                                         2,243           1,169            4,981           8,203

Costs and expenses:
   Expenses of wholly-
     owned real estate properties        1,331             490            2,763           1,312
   Costs of real estate sold                --              --               --           2,879
   Depreciation and amortization           320             131              669             284
   Interest expense                        511              64            1,001             147
   General, administrative
     and other                             491             694            1,052           1,319
                                     ------------------------------- --------------------------------
                                         2,653           1,379            5,485           5,941
                                     ------------------------------- --------------------------------
Net (loss) income                         (410)           (210)            (504)          2,262
Preferred dividends                        (90)            (90)            (180)           (180)
                                     ------------------------------- --------------------------------
Net (loss) income applicable to
   common shareholders                 $  (500)        $  (300)         $  (684)        $ 2,082
                                     ------------------------------- --------------------------------
(Loss) earnings per common share:
   Basic                               $ (0.20)        $ (0.12)         $ (0.27)        $  0.83
   Diluted                             $ (0.20)          (0.12)         $ (0.27)           0.54


The accompanying notes are an integral part of these consolidated statements.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                ($000's omitted)


                                                                                     For the Six
                                                                                     Months Ended
                                                                            -------------------------------
                                                                               Sept. 30,      Sept. 30,
                                                                                 2001           2000
                                                                            -------------------------------
                                                                              (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net (loss) profit                                                           $  (504)       $ 2,262
   Adjustments to reconcile net (loss) income to net
      cash used in operating activities:
         Depreciation and amortization                                             669            284
         Increase in allowance for doubtful account                                 --             28
         Gain from sale of real estate properties                                   --         (2,646)
         Decrease (Increase) in receivables from affiliates                        201           (126)
         (Decrease) increase in payables to affiliates                             (43)           180
         Decrease (Increase) in other assets                                       197           (335)
         (Decrease) increase in accounts payable and accrued liabilities          (475)           142
                                                                            -------------------------------
         Total adjustments                                                         549         (2,473)
                                                                            -------------------------------
         Net cash used in operating activities                                      45           (211)
                                                                            -------------------------------
Cash flows from investing activities:
   Acquisiton of business, net of cash acquired                                    128             --
   Proceeds from sale of real estate                                               250          4,392
   Additions to real estate properties                                            (105)            --
                                                                            -------------------------------
      Net cash provided by investing activities                                    273          4,392
                                                                            -------------------------------
Cash flows from financing activities:
   Repayments of debt                                                             (230)        (2,657)
                                                                            -------------------------------
Net (decrease) increase in cash and cash equivalents                                88          1,524

Cash and cash equivalents at beginning of period                                 1,478            258
                                                                            -------------------------------
Cash and cash equivalents at end of period                                     $ 1,566        $ 1,782
                                                                            ===============================

Supplemental disclosure of cash flow information and non-cash activity:
   Interest paid                                                               $ 1,023        $   147
   Income taxes paid                                                                --             18


The accompanying notes are an integral part of these consolidated statements

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


1.   GENERAL:

     Ridgewood Hotels, Inc. (the "Company") is primarily engaged in the hotel management business. The Company currently manages seven mid to luxury hotels containing 997 rooms located in three states and Scotland, including the Chateau Elan Winery & Resort in Braselton, Georgia ("Chateau Elan Georgia") and St. Andrews, Scotland. The Company also has an ownership interest in one hotel and owns undeveloped land that it holds for sale.

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

2.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and

Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended March 31, 2001. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all inter-company amounts. The Company has an ownership interest in a hotel being operated as a Holiday Inn located in Louisville, Kentucky (the "Hotel"). The Hotel is owned by RW Louisville Hotel Associates LLC ("Associates"). As of March 31, 2001, the Company, through its wholly-owned subsidiaries, was the manager of and had a minority ownership interest in Associates. In April, 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates. For the three and six months ended September 30, 2001, Associates is consolidated for financial reporting purposes. See also Note 5.

     The accompanying consolidated financial statements of the Company present the historical cost basis amount of assets, liabilities and shareholders' investment of the real estate business for the periods presented.

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

     On March 28, 2000, the Company changed its fiscal year from August 31 to March 31.

Recent Accounting Developments-

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under

SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. SFAS 141 did not have a material impact on the Company's financial statements when adopted. The Company is currently reviewing the provisions of and SFAS 142 and assessing the impact of adoption, but does not believe it will be material.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective June 15, 2002) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective December 15, 2001) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and among other factors, establishes criteria beyond that previously specified in Statement 121 to determine when a long-lived asset is to be considered as held for sale. The Company believes that the adoption of SFAS No's 143 will not have a significant impact on the Company's financial statements and the Company is currently evaluating the impact of SFAS 144.

3.   INCOME TAXES:

     The Company has net operating loss carry-forwards for both book and tax purposes which may be used to offset future taxable income. However, due to the change of control of the Company discussed in Note 1 above, there are limitations on the amount of net operating loss carry-forwards that may be utilized each year to offset taxable income.

     The Company's income tax provision for the six months ended September 30, 2001 and 2000 is as follows:

                                            For the Six
                                           Months Ended
                                     --------------------------
                                      Sept. 30,   Sept. 30,
                                        2001         2000
                                     --------------------------

Income Tax Provision                   $  --         $ 894,000
Utilization of Net Operating Loss
   Carry-forwards                         --          (894,000)
                                       -----         ---------
Regular Income Tax Provision              --                --

Alternative Minimum Income Tax
   Provision                              --                70
Deferred Income Tax Benefit
   From AMT Tax Credit                    --               (70)
                                       -----         ---------
Net Income Tax Provision               $  --         $      --
                                       =====         =========

4.   SHAREHOLDERS' INVESTMENT

Earnings Per Share-

             The following table sets forth the computation of basic and diluted
(loss) earnings per share:

                                                       For the Three                      For the Six
                                                        Months Ended                      Months Ended
                                              --------------------------------- ---------------------------------
                                                 Sept. 30,       Sept. 30,         Sept. 30,       Sept. 30,
                                                   2001            2000              2001            2000
                                              --------------------------------- ---------------------------------
Net (loss) income                             $  (410,000)   $  (210,000)        $  (504,000)    $ 2,262,000
Less undeclared preferred dividends               (90,000)       (90,000)           (180,000)       (180,000)
                                              --------------------------         ---------------------------
Net (loss) income applicable to
   common shareholders                        $  (500,000)   $  (300,000)        $  (684,000)    $ 2,082,000
                                              ==========================         ===========================

Weighted average shares outstanding
   Basic                                        2,513,480      2,513,480           2,513,480       2,513,480
   Diluted                                      2,513,480      2,513,480           2,513,480       3,863,000

Net (loss) earnings per share
   Basic                                      $     (0.20)   $     (0.12)        $     (0.27)    $      0.83
   Diluted                                          (0.20)         (0.12)              (0.27)           0.54

     The effect of the Company's stock options and convertible securities was excluded from the computations for the three and six months ended September 30, 2001 as it is antidilutive.

     As of September 30, 2001 there are $930,000 of preferred stock dividends in arrears and due to Fountainhead. The Company last declared preferred dividends in February 1999, when dividends were declared out of paid-in surplus and recorded against that account in accordance with applicable Delaware law.

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

     On June 13, 2000, 25,000 additional grants were issued to a director at an exercise price of $2.25, which was no less than the fair market value at the date of the grant. These options vest immediately and expire five years after the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. None of these options were exercised as of September 30, 2001.

     On July 1, 2000, 258,500 additional grants were issued to key employees at a price of $2.00 per share, which was no less than the fair market value at the date of the grant. Certain employees' options vest over a four-year period in 25% increments while certain others vest over a four-year period with 10% the first year, 25% the second year, 50% the third year and 100% the fourth year. All options granted on July 1, 2000 expire ten years from the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. None of these options were exercised as of September 30, 2001.

5.   INVESTMENT IN LOUISVILLE HOTEL:

     On May 13, 1998, Associates was organized as a limited liability company under the laws of the State of Delaware. Associates was organized to own and manage the Hotel in Louisville, Kentucky. The Company's investment in RW Hotel Partners, L.P. of $337,500 was transferred to Associates at its historical basis. Simultaneously, the Company invested $362,000 into Louisville Hotel, LLC, a Delaware limited liability company (the "LLC"). The combined equity of $699,500 represented a 10% interest in the Hotel. The LLC loaned $3,623,690 to the Hotel (see Note 7) and also has an option to purchase Associates for a nominal consideration. On September 30, 1999, the Company purchased additional equity in the LLC. The Company increased its ownership from 10% to 80%. The consideration paid to acquire the increased ownership was $2,500,000. The majority of the purchase price was evidenced by three promissory notes (the "Notes") totaling $1,933,000. The Notes are cross-defaulted, bear interest at 13% and mature on September 30, 2002. With 80% ownership, the Company is now the Managing Member of the LLC. Louisville Hotel, L.P. ("Louisville") now has 20% ownership in the LLC and is the Non-Managing Member. Pursuant to the LLC's operating agreement dated as of May 1998, as amended on September 30, 1999 (the "Operating Agreement"), the Company has the right at any time to purchase Louisville's remaining interest in the LLC (the "Purchase Option"). The Operating Agreement provides that the purchase price for Louisville's interest is equal to the sum of (a) Louisville's total capital contributions to the LLC ($3,061,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to Louisville if the LLC sold the Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). However, the Purchase Option is only exercisable in connection with concurrent payment in full of all remaining amounts due under the Notes. Under the terms of the Operating Agreement, the Company is required, no later than September 30, 2002, to purchase Louisville's remaining interest in the LLC for the Option Price. Based on the estimated value of the Hotel as of September 30, 2001, the estimated Option Price is approximately $3,061,000. The Company's obligation to purchase the remaining LLC`s interest is secured by the Company's interest in the LLC, the Longwood, Florida property and the Phoenix, Arizona property.

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

     In conjunction with the Franchise Agreement, the Hotel is subject to a Property Improvement Plan ("the Plan"). Under the Plan, the Hotel is required to make certain improvements by December 31, 2002, with certain interim milestones. The Company estimates that the cost of these improvements is approximately $1,858,000. As of September 30, 2001, the Hotel has spent approximately $115,000 on improvements and has approximately $391,000 in escrow to spend on improvements. The Company has not determined whether Associates will be able to fund the remainder of the Plan. If Associates is unable to fund the remainder of the Plan, the Company may be required to complete the Plan pursuant to the Company's guaranty of the Franchise Agreement.

     In March 2001 and 2000, the Company recognized writedowns of $2,000,000 and $1,200,000, respectively, on its investment in the LLC. The March 2000 writedown was due to the anticipated shortfall of the Company's return of equity as a result of the decreased operating performance of the hotel. In March 2001, in light of the deterioration of market conditions affecting the hotel industry during the fourth quarter and subsequent to year-end and due to a further decrease in the operating performance of the Hotel, management of the Company concluded that their economic ownership interest had been totally impaired. The carrying value of the investment in the LLC on the Company's books is $0 as of September 30, 2001.

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

     The following unaudited data summarize the pro forma results of operations for the three and six months ended September 30, 2001 as if the acquisition had occurred on the first fiscal day of such period. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the date indicated or what the results of operations may be in the future.

RW LOUISVILLE HOTEL ASSOCIATES, LLC
STATEMENT OF OPERATIONS
UNAUDITED
(000's omitted)

                                               For the                  For the
                                            Three Months               Six Months
                                                Ended                    Ended
                                            September 30,            September 30,
                                          2001         2000         2001       2000
                                    ----------------------------------------------------
Revenues                               $ 2,243      $ 3,384      $ 4,981    $ 12,786
Operating Expenses                       1,822        2,667        3,815       8,479
                                       ---------------------------------------------
      Income From Operations               421          717        1,166       4,307
                                       ---------------------------------------------

Interest Expense                           511          517        1,001       1,059
Depreciation/Amortization                  320          343          669         706
                                       ---------------------------------------------

Net (Loss) Income                      $  (410)     $  (143)     $  (504)   $  2,542

Preferred Dividends                        (90)         (90)        (180)       (180)
                                       ---------------------------------------------

Net (Loss) Income Applicable to
   Common Shareholders                    (500)        (233)        (684)      2,362
                                       =============================================

(Loss) Earnings Per Common Share
         Basic                         $ (0.20)     $ (0.09)     $ (0.27)   $   0.94
         Diluted                         (0.20)       (0.09)       (0.27)       0.61

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

     The Management Agreement has a term of five years but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment. As a result of the Fountainhead transactions, the Company's President resigned, and Henk H. Evers was appointed as President and Chief Operating Officer effective January 11, 2000. At the Company's request, Fountainhead continues to pay Mr. Evers' salary as an advance to the Company. Effective September, 2000, Mr. Evers has assumed certain responsibilities previously handled by the general manager of Chateau Elan Georgia. As a result, Chateau Elan Georgia has agreed to assume a portion of Mr. Evers' annual salary. In addition, Mr. Evers has performed certain services for Fountainhead (in addition to the services for which the Company received a development fee) and, in consideration therefore, Fountainhead has agreed to assume a portion of Mr. Evers annual salary while he continues to perform such services. The Company has incurred and accrued approximately $163,000 in expenses relating to the advanced compensation for the six months ended September 30, 2001 (after taking into account the portions assumed by Chateau Elan Georgia and Fountainhead).

     As of September 30, 2001, the Company manages Chateau Elan Georgia and Chateau Elan Sebring ("Sebring"). Both of these hotels are Fountainhead's properties. Fountainhead opened a hotel in St. Andrews, Scotland ("St. Andrews") on June 14, 2001. The Company received $6,000 per month from Fountainhead since January 2000 through May 2001 as a development fee while St. Andrews was under construction. The Company has been managing St. Andrews since its opening and has been negotiating the terms of the contract with Fountainhead. For the three months ended September 30, 2001 the Company earned management fees of approximately $140,000, $21,000 and $36,000, for Chateau Elan Georgia, Sebring and St. Andrews, respectively. For the six months ended September 30, 2001 the Company earned management fees of approximately $323,000, $36,000 and $53,000, for Chateau Elan Georgia, Sebring and St. Andrews, respectively. The combined management and development fees for these Fountainhead hotels were approximately $197,000 and $412,000, and represented 67% and 61% of the total management fee revenue for the three and six months ended September 30, 2001, respectively.

     In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays and is reimbursed by Fountainhead for these expenditures. As of September 30, 2001, Fountainhead owed the Company approximately $201,000 for unpaid management fees and expenses, which represents 36% of the Company's total receivables as of September 30, 2001.

     For the three and six months ended September 30, 2001, the Company was charged approximately $10,000 and $20,000 of salary related to the Human Resources Director of Chateau Elan Georgia, respectively. The Company does not have a full-time Human Resources Director and utilizes Chateau Elan Georgia's Human Resource Director part-time. Chateau Elan Georgia deducts this charge from the monthly management fees owed to the Company.

7.   LONG-TERM DEBT:

     On September 30, 1999, the Company entered into three promissory notes in order to purchase additional equity in the LLC. A promissory note for $1,333,000 is secured by the Company's ownership interest in the LLC. The two other promissory notes are for $300,000 each, with one secured by the Company's Phoenix, Arizona land and the other secured by the Company's Longwood, Florida land. The total carrying value of the assets pledged as collateral is approximately $620,000 as of September 30, 2001. The three promissory notes are cross-defaulted, bear interest at 13%, mature on September 30, 2002 and are non-recourse to the Company. Interest payments are $20,941 per month beginning in November 1999.

     On May 21, 1998, Associates entered into a loan with a commercial lender to purchase the Hotel in Louisville, Kentucky. The loan proceeds were $18,500,000, and the Hotel serves as collateral for the loan. The loan is for a term of 25 years at a fixed rate of 7.39%. Principal and interest payments are approximately $135,000 per month beginning July 1, 1998. Per the loan agreement, principal and interest payments may increase after July 1, 2008 based on certain terms per the agreement. In addition, Associates is required to make insurance, taxes and repair escrow payments each month. The total amount for these items is a payment of approximately $45,000 per month and could be adjusted annually. The escrow funds are used as tax, insurance and repair needs arise. The repair funds are also being used to fund the Plan described in Note 5. As of September 30, 2001, the balance of the loan was $17,637,000. Interest expense for the three and six months ended September 30, 2001 was approximately $339,000 and $666,000, respectively.

     On June 2, 1998, Associates, in conjunction with the purchase of the Hotel, entered into a promissory note with LLC in the amount of $3,623,690 and the promissory note is secured by the ownership interest in Associates. The loan is for a term of ten years at a fixed rate of 13%. Principal and interest payments are payable in monthly installments equal to the monthly net revenue of Associates for each month. As of September 30, 2001, the balance of the promissory note was approximately $3,305,000. Interest expense for the three and six months ended September 30, 2001 was approximately $107,000 and $216,000, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001
          COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ridgewood Hotels, Inc. and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the Company's consolidated financial statements for the three and six months ending September 30, 2001.

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

RESULTS OF OPERATIONS --

     Revenues from hotel operations increased approximately $1,469,000, or 355% and $2,977,000, or 251% for the three and six months ended September 30, 2001 compared to the three and six months ended September 30, 2000, respectively. This increase was due to the consolidation of RW Louisville Hotel Associates, LLC ("Associates") for the three and six months ended September 30, 2001. Associates owns a hotel in Louisville, Kentucky (the "Hotel"). The Company has no other wholly-owned hotel operations since it sold its hotel in Longwood, Florida in May 2000 and discontinued its lease of a hotel in Lubbock, Texas. As a result, the Hotel was the Company's only wholly-owned hotel operation as of September 30, 2001 and during the six month period then ended. As a consequence of the September 11, 2001 terrorist attacks, the Hotel experienced numerous cancellations in September 2001, which resulted in a shortfall in revenue for that month. Also, more than 10% of the Hotel's room reservations traditionally come from airline companies. The Company is currently negotiating with the airlines but anticipates that revenues from these clients will decrease significantly in the foreseeable future. The Company anticipates that the downturn in business as a result of these events and their effect on the travel industry will continue to have a negative impact on the Hotel's revenues going forward.

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

     Revenues from hotel management decreased approximately $373,000 or 56% and $658,000 or 49% for the three and six months ended September 30,2001 compared to the three and six months ended September 30, 2000, respectively. Revenues from hotel management decreased as a result of both the termination of several management contracts since September 30, 2000 and a decrease in revenues from prior periods in hotels presently managed by the Company. The downturn in the economy during 2001 reduced both corporate travel and meeting events, resulting in lower hospitality revenues throughout the hotel sector. In addition to this general downturn, the terrorist attacks of September 11th caused significant cancellations at the hotels managed by the Company in the month of September and continue to effect revenues thereafter. In particular, the resort properties managed by the Company incurred significant cancellations post-September 11th. The Company estimates that cancellations alone resulted in a loss of $35,000 in management fee revenue for September, 2001. The Company anticipates that while the downturn in business may begin to recover, the general economic slowdown coupled with the events of September 11th will continue to have a negative impact on the Company's management fee revenues resulting in lower management fee revenues this year as compared to last year. In addition to the impact on monthly revenue, the reduction in business could have an impact on management incentive fees that are based on the annual performance of the Chateau Elan Georgia property. During this uncertain period, the Company is focused on cost containment at its managed properties and its corporate office.

     As of September 30, 2001 the Company manages Chateau Elan Georgia and Chateau Elan Sebring ("Sebring"). Both of these hotels are Fountainhead Development Corporation's ("Fountainhead") properties. Fountainhead opened a hotel in St. Andrews, Scotland ("St. Andrews") on June 14, 2001. The Company received $6,000 per month from Fountainhead from January 2000 through May 2001 as a development fee while St. Andrews was under construction. The Company has been managing St. Andrews since its opening and has been negotiating the terms of the contract with Fountainhead. For the three months ended September 30, 2001 the Company earned management fees of approximately $140,000, $21,000 and $36,000, for Chateau Elan Georgia, Sebring and St. Andrews, respectively. For the six months ended September 30, 2001 the Company earned management fees of approximately $323,000, $36,000 and $53,000, for Chateau Elan Georgia, Sebring and St. Andrews, respectively. The combined management and development fees for these Fountainhead hotels were approximately $197,000 and $412,000, and represented 67% and 61% of the total management fee revenue for the three and six months ended September 30, 2001, respectively.

     In addition to commencement of managing St. Andrews, the Company entered into one new management agreement during the six months ended September 30, 2001 to manage a 60 room Shoney's Inn in Lavonia, Georgia.

     The Company's management agreements with respect to seven properties which the Company derived approximately $120,000 of base management revenues during the six months ending September 30, 2001 have been terminated as follows: (i) a 120 room hotel in Lakeland, Florida, (ii) a 400 room Ramada Inn in Atlanta, Georgia, (iii) a 221 room Ramada Inn in Spartenburg, South Carolina and (iv) a 197 room Howard Johnson's in Atlanta, Georgia, (v) a 120 room Holiday Inn in Atlanta, Georgia, (vi) a 132 room Holiday Inn in Gainesville, Georgia and (vii) a 96 room Holiday Inn Express in Commerce, Georgia. Beginning in October 2001, the Company will receive $11,000 per month through March 2002 as a termination fee from the owner of the three Holiday Inn properties terminated above.

     Equity in net income of unconsolidated entities for the three and six months ended September 30, 2001 was received from Louisville Hotel, LLC ("LLC"). This equity is offset, on a dollar for dollar basis, by interest payments on notes outstanding with Louisville Hotel, LP, and is recorded as interest expense.

     Expenses of wholly-owned real estate properties increased $841,000, or 172% and $1,451,000, or 111% for the three and six months ended September 30, 2001 compared to the three and six months ended September 30, 2000, respectively. The increase was due to the consolidation of the Hotel.

     During the six months ending September 30, 2000 the Company had gains from real estate sales of approximately $2,646,000. Approximately $2,634,000 of the gain was due to the sale of the hotel in Longwood and $12,000 was due to the sale of a parcel of land in Phoenix, Arizona. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale. The Company had no gains from real estate sales during the six months ended September 30, 2001.

     Depreciation and amortization expense increased approximately $189,000, or 144% and $385,000, or 136% for the three and six months ended September 30, 2001 compared to the three and six months ended September 30, 2000, respectively. The increases were due to the consolidation of the Hotel.

     Interest expense increased approximately $447,000, or 698% and $854,000, or 581% for the three and six months ended September 30, 2001 compared to the three and six months ended September 30, 2000, respectively. The increase was due to the consolidation of the Hotel.

     General, administration and other expenses decreased approximately $204,000, or 29% and $267,000, or 20% for the three and six months ended September 30, 2001 compared to the three and six months ended September 30, 2000, respectively. The decrease is due to the Company's continuing overall efforts to decrease overhead.

LIQUIDITY AND CAPITAL RESOURCES -

Fountainhead Transactions-

     On January 10, 2000, the Company entered into a management agreement (the "Management Agreement") with Fountainhead, pursuant to which Fountainhead retained the Company to perform management services at Chateau Elan Winery and Resort, one of Fountainhead's properties, for a period of five years. In consideration of Fountainhead's agreement to enter into the Management Agreement and a payment of $10,000 by Fountainhead to the Company, the Company issued to Fountainhead 1,000,000 shares of common stock at a fair market value of $2.00 per share. In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

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

     The Company has recorded a total of approximately $163,000 payable to affiliates for the salary of Mr. Henk Evers, President and Chief Operating Officer, which continues to be advanced by Fountainhead. All of this payable was incurred during the six months ended September 30, 2001. Balances receivable from affiliates are approximately $201,000 for Fountainhead's Chateau Elan properties in Georgia, Florida, and St. Andrews, Scotland and represent unpaid management fees.

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

     On September 30, 1999, the Company, which already owned a 10% interest in the LLC, acquired an additional interest in the LLC from Louisville Hotel, L.P. ("Louisville LP") for $2,500,000. The majority of the purchase price was evidenced by three promissory notes (the "Notes") totaling $1,933,000. The Notes are cross-defaulted, bear interest at 13% and mature on September 30, 2002. As a result of the transaction, the Company has an 80% economic interest in the LLC. With 80% ownership, the Company is the Managing Member of the LLC. Louisville LP has the remaining 20% ownership in the LLC. Pursuant to the LLC's operating agreement dated as of May 1998, as amended on September 30, 1999 (the "Operating Agreement"), the Company has the
right at any time to purchase the remaining interest in the LLC (the "Purchase Option"). The Operating Agreement provides that the purchase price for
Louisville LP's interest is equal to the sum of (a) Louisville LP's total capital contributions to the LLC ($3,061,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to Louisville LP if the LLC sold the Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). However, the Purchase Option is only exercisable in connection with concurrent payment in full of all remaining amounts due under the Notes. Further, under the terms of the Operating Agreement, the Company is required, no later than September 30, 2002, to purchase Louisville LP's remaining interest in the LLC for the Option Price. Based on the estimated market value of the Hotel as of September 30, 2001, the estimated Option Price is approximately $3,061,000. The Company's obligation to purchase the remaining interest in the LLC is secured by the Company's interest in the LLC, the Longwood, Florida property and the Phoenix, Arizona property.

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

     In conjunction with the Franchise Agreement, the Hotel is subject to a Property Improvement Plan ("the Plan"). Under the Plan, the Hotel is required to make certain improvements by December 31, 2002, with certain interim milestones. The Company estimates that the cost of these improvements is approximately $1,858,000. As of September 30, 2001, the Hotel has spent approximately $115,000 on improvements and has approximately $391,000 in escrow to spend on improvements. The Company has not determined whether Associates will be able to fund the remainder of the Plan. If the Hotel is unable to fund the remainder of the Plan, the Company may be required to complete the Plan pursuant to the Company's guaranty of the Franchise Agreement.

     Based on the Company's assessment of market conditions effecting the hotel industry and the operating performance of the Hotel, the Company has written off its remaining interest in the LLC. In addition, unless current market conditions change or the Company is able to obtain an additional source of funds (whether through operations, financing or otherwise) the Company currently does not have sufficient liquidity to acquire Louisville LP's interest in the LLC for the Option Price and to pay off the Notes in September 30, 2002. Under the terms of the Operating Agreement, the failure of the Company to acquire Louisville LP's interest by September 30, 2002 could result in the Company forfeiting its interests in the LLC, the Longwood, Florida property and the Phoenix, Arizona property. As a result, management is currently evaluating all of its options with respect to the Hotel, including its potential sale prior to September 30, 2002.

Other -

     The Company has approximately $1,500,000 of available cash as of November 10, 2001.

     In October 2001, the Company sold its remaining land in Athens, Georgia for approximately $127,000. The Company will recognize a gain on the sale of the property of approximately $92,000. During the same month, the Company was terminated from managing a 247 room Ramada Inn in Atlanta, Georgia. The Company had received approximately $47,000 of management fees from the hotel during the six months ended September 30, 2001.

     The Company currently manages four hotels which are not owned by Fountainhead. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisers, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

     The Company has reserved an allowance for doubtful accounts of approximately $166,000, which relates to several doubtful accounts related to the loss of several management contracts in which the Company was still owed management fees and other expenses normally reimbursed by the hotels under management. While the Company believes these accounts will not be collected, collection efforts are still being made.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits:

                  None

         B.       Reports on Form 8-K:

     During the quarter ended September 30, 2001, the Company filed with the Securities and Exchange Commission the following Current Report on Form 8-K or Form 8-K/A.

(i) On July 2, 2001, the Company filed a Current Report on Form 8-K reporting under Item 2 of such report the Company's acquisition of Membership interests in RW Louisville Hotel Associates, L.L.C. and additional information concerning the Company's previous sale of its hotel property in Longwood, Florida (the "July 2001 8-K"); and

(ii) On October 18, 2001, the Company filed a Current Report on Form 8-K amending Item 7 of the July 2001 8-K to set forth the (i) audited financial statements of RW Louisville Hotel Associates, L.L.C. for the years ended December 31, 2000 and 1999, together with notes thereto; and (ii) unaudited pro forma consolidated financial statements of the Company as of March 31, 2000, together with the notes thereto,

                                   SIGNATURES

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

                                            RIDGEWOOD HOTELS, INC.


                                            By:      /s/ Henk H. Evers
                                                     Henk H. Evers
                                                     President


                                            By:      /s/ Peter M. Conboy
                                                     Peter M. Conboy
                                                     Director of Finance &
                                                     Accounting

Date:    November 14,  2001