Form 10-Q
period 2001-12-31
RIDGEWOOD HOTELS INC
filed 2002-02-14
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

Common stock, par value $.01 per share -- 2,513,480 shares outstanding at December 31, 2001.

                             RIDGEWOOD HOTELS, INC.
                     Index to Quarterly Report on Form 10-Q
                     For the Quarter Ended December 31, 2001

                          PART I - FINACIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1        Financial Statements
              Consolidated Balance Sheets as of December 31, 2001
              and March 31, 2001..............................................     3

              Consolidated Statements of Operations for the Three
              and Nine Months Ended December 31, 2001 and 2000................     5

              Consolidated Statements of Cash Flows for the Nine
              Months Ended December 31, 2001 and 2000.........................     6

              Notes to Consolidated Financial Statements......................     7

Item 2        Managements' Discussion and Analysis of Financial
              Condition and Results of Operations.............................    18

Item 3        Quantitative and Qualitative Disclosures About Market Risk......

                       PART II - OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K................................    24

Signatures    ................................................................    25

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND MARCH 31, 2001

ASSETS

($000's omitted, except share and per share data)

                                                                           December 31,   March 31,
                                                                              2001          2001
                                                                           ------------   ---------
                                                                           (Unaudited)    (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                                 $ 1,677       $1,478
   Receivables from affiliates (note 6)                                          218          402
   Other operating receivables, net of allowance for doubtful accounts
      of $158 and $262, respectively                                             354          407
   Note receivable                                                                --          250
   Other current assets                                                          892          109
                                                                             -------       ------
   Total current assets                                                        3,141        2,646

Real estate investments :
   Real estate properties
      Operating properties, net of accumulated
        depreciation of $513 and $-0-, respectively                           20,361           --
      Land held for sale, net of allowance for possible losses of $3,155       1,366        1,400
   Investment in unconsolidated hotel entity, net of writedown
      of $3,200 (note 5)                                                          --           --
                                                                             -------       ------
   Total real estate investments, net                                         21,727        1,400

Management contracts, net of accumulated amortization of $708 and
   $728, respectively (note 6)                                                 1,292        1,688
Other assets, net of accumulated depreciation of $256 and $95,
   respectively                                                                  304           37
                                                                             -------       ------
                                                                             $26,464       $5,771
                                                                             =======       ======

The accompanying notes are an integral part of these consolidated balance sheets.

                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2001 AND MARCH 31, 2001
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

               ($000's omitted, except share and per share data)

                                                                           December 31,   March 31,
                                                                               2001         2001
                                                                           ------------   ---------
                                                                           (Unaudited)    (Audited)
Liabilities:

Current liabilities:
   Current maturities of long-term debt                                      $  2,598      $     --
   Accounts payable                                                               721           296
   Payables to affiliates (note 6)                                                253           206
   Accrued salaries, bonuses and other compensation                                90           101
   Accrued legal and audit expense                                                148           207
   Lease commitment for vacated office                                             59            94
   Accrued interest and other liabilities                                         552           310
                                                                             --------      --------
   Total current liabilities                                                    4,421         1,214

Accrued pension liability, including deferred curtailment gain                    894           894
Other long-term liabilities                                                        --            30
Long-term debt (note 7)                                                        20,196         1,933
                                                                             --------      --------
   Total liabilities                                                           25,511         4,071
                                                                             --------      --------
Commitments and contingencies:  (note 5)

Shareholders' investment: (note 4)
   Series A convertible cumulative preferred
      stock, $1 par value, 1,000,000 shares authorized, 450,000 shares
      issued and outstanding                                                      450           450
   Common stock, $0.01 par value, 5,000,000 shares authorized,
      2,513,480 shares issued and outstanding                                      25            25
   Paid-in surplus                                                             17,671        17,671
   Accumulated deficit                                                        (17,193)      (16,446)
                                                                             --------      --------
      Total shareholders' investment                                              953         1,700
                                                                             --------      --------
                                                                             $ 26,464      $  5,771
                                                                             ========      ========

The accompanying notes are an integral part of these consolidated balance sheets.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000

                ($000's omitted, except share and per share data)

                                             For the Three               For the Nine
                                             Months Ended                Months Ended
                                       -------------------------   --------------------------
                                         Dec. 31,      Dec. 31,      Dec. 31,       Dec. 31,
                                          2001          2000          2000           2000
                                       (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                       -----------   -----------   -----------    -----------
Revenues:
   Revenues from wholly-
      owned hotel operations             $1,805        $  414       $ 5,966        $   1,599
   Revenues from
     hotel management                       325           530         1,004            1,867
   Sales of real estate properties          127            --           127            5,525
   Equity in net income
      of unconsolidated entities             63            63           188              189
   Interest income                           16            22            25               46
   Other                                      5            10            12               16
                                         ------        ------       -------        ---------
                                          2,341         1,039         7,322            9,242
Costs and expenses:
   Expenses of wholly-
     owned real estate properties         1,337           485         4,100            1,797
   Costs of real estate sold                 35             8            35            2,887
   Lease commitment for vacated
    office, net                              --           106            --              106
   Depreciation and amortization            291           131           960              415
   Interest expense                         505            63         1,506              210
   General, administrative
     and other                              416           823         1,468            2,142
                                         ------        ------       -------        ---------
                                          2,584         1,616         8,069            7,557
                                         ------        ------       -------        ---------
Net (loss) income                          (243)         (577)         (747)           1,685
Preferred dividends                         (90)          (90)         (270)            (270)
                                         ------        ------       -------        ---------
Net (loss) income applicable to
   common shareholders                   $ (333)       $ (667)      $(1,017)       $   1,415
                                         ------        ------       -------        ---------
(Loss) earnings per common share:
   Basic                                 $(0.13)       $(0.27)      $ (0.40)       $    0.56
   Diluted                               $(0.13)        (0.27)      $ (0.40)            0.37


The accompanying notes are an integral part of these consolidated statements.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                ($000's omitted)

                                                                     For the Nine
                                                                     Months Ended
                                                               -------------------------
                                                                Dec. 31,       Dec. 31,
                                                                  2001          2000
                                                               -----------   -----------
                                                               (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net (loss) income                                             $ (747)       $ 1,685
   Adjustments  to  reconcile  net (loss)  income to net
       cash used in  operating activities:
         Depreciation and amortization                              960            415
         Increase in allowance for doubtful account                  --            148
         Gain from sale of real estate properties                   (92)        (2,638)
         Decrease (increase) in receivables from affiliates         180           (107)
         Increase in payables to affiliates                          47            270
         Decrease (increase) in other assets                        255           (218)
         (Decrease) increase in accounts payable
           and accrued liabilities                                 (482)           308
                                                                 ------        -------
         Total adjustments                                          868         (1,822)
                                                                 ------        -------
         Net cash provided by (used in) operating activities        121           (137)
                                                                 ------        -------
Cash flows from investing activities:
   Acquisition of business, net of cash acquired                    128             --
   Proceeds from sale of real estate                                377          4,384
   Additions to real estate properties                             (117)            --
                                                                 ------        -------
      Net cash provided by investing activities                     388          4,384
                                                                 ------        -------
Cash flows from financing activities:
   Repayments of debt                                              (310)        (2,657)
                                                                 ------        -------
Net increase in cash and cash equivalents                           199          1,590
Cash and cash equivalents at beginning of period                  1,478            258
                                                                 ------        -------
Cash and cash equivalents at end of period                       $1,677        $ 1,848
                                                                 ======        =======
Supplemental disclosure of cash flow information
   and non-cash activity:
   Interest paid                                                 $1,442        $   210
   Income taxes paid                                                 --             35

The accompanying notes are an integral part of these consolidated statements

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

1.   GENERAL:

     Ridgewood Hotels, Inc., a Delaware corporation (the "Company"), is primarily engaged in the hotel management business. The Company currently manages eight mid to luxury hotels containing 997 rooms located in three states and Scotland, including the Chateau Elan Winery & Resort in Braselton, Georgia ("Chateau Elan Georgia") and the St. Andrews Bay Golf Resort & Spa in St. Andrews, Scotland ("St. Andrews"). The Company also has an ownership interest in one hotel and owns undeveloped land that it holds for sale.

     The Company's common stock, par value $.01 per share, is quoted on the over-the-counter bulletin board service maintained by the National Association of Securities Dealers under the symbol "RWHT."

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

2.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods covered by this report. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the fiscal year ended March 31, 2001. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all inter-company amounts. The Company has an ownership interest in a hotel being operated as a Holiday Inn located in Louisville, Kentucky (the "Hotel"). The Hotel is owned by RW Louisville Hotel Associates LLC ("Associates"). As of March 31, 2001, the Company, through its wholly-owned subsidiaries, was the manager of and had a minority ownership interest in Associates. In April, 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates. For the three and nine months ended December 31, 2001, Associates is consolidated for financial reporting purposes. See also Note 5.

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

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective June 15, 2002) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective December 15, 2001) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The Company believes that the adoption of SFAS No. 143 will not have a significant impact on the Company's financial statements and the Company is currently evaluating the impact of SFAS 144.

3.   INCOME TAXES:

     The Company has net operating loss carry-forwards for both book and tax purposes which may be used to offset future taxable income. However, due to the change of control of the Company discussed in Note 1 above, there are limitations on the amount of net operating loss carry-forwards that may be utilized each year to offset taxable income.

     The Company's income tax provision for the nine months ended December 31, 2001 and 2000 is as follows:

                                                              For the Nine
                                                              Months Ended
                                                          ---------------------
                                                          Dec. 31,     Dec. 31,
                                                            2001         2000
                                                          --------     --------
Income Tax Provision                                        $--         $ 894
Utilization of Net Operating Loss
   Carry-forwards                                            --          (894)
                                                            ---         -----
Regular Income Tax Provision                                 --            --

Alternative Minimum Income Tax
   Provision                                                 --            70
Deferred Income Tax Benefit
   From AMT Tax Credit                                       --           (70)
                                                            ---         -----
Net Income Tax Provision                                    $--         $  --
                                                            ===         =====

A taxable gain resulted from the Company's sale of its hotel in Longwood, Florida in May of 2000. Net operating losses generated in prior years were sufficient to offset this gain for regular Federal and state tax purposes. However, for fiscal year ending March 31, 2001, the Company was subject to Federal alternative minimum tax resulting from this sale.

4.    SHAREHOLDERS' INVESTMENT

Earnings Per Share-

     The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                           For the Three                For the Nine
                                            Months Ended                Months Ended
                                      ------------------------    -------------------------
                                       Dec. 31,      Dec. 31,       Dec. 31,      Dec. 31,
                                         2001          2000           2001          2000
                                      ----------    ----------    -----------    ----------
Net (loss) income                     $ (243,000)   $ (577,000)   $  (747,000)   $1,685,000
Less undeclared preferred dividends      (90,000)      (90,000)      (270,000)     (270,000)
                                      ----------    ----------    -----------    ----------
Net (loss) income applicable to
   common shareholders                $ (333,000)   $ (667,000)   $(1,017,000)   $1,415,000
                                      ==========    ==========    ===========    ==========

Weighted average shares outstanding
   Basic                               2,513,480     2,513,480      2,513,480     2,513,480
   Diluted                             2,513,480     2,513,480      2,513,480     3,863,480

Net (loss) earnings per share

   Basic                              $    (0.13)   $    (0.27)   $     (0.40)   $     0.56
   Diluted                            $    (0.13)   $    (0.27)   $     (0.40)   $     0.37

     The effect of the Company's stock options and convertible securities was excluded from the computations for the three and nine months ended December 31, 2001 as it is antidilutive.

     As of December 31, 2001 there are $1,020,000 of preferred stock dividends in arrears and due to Fountainhead. The Company last declared preferred dividends on preferred stock in February 1999, when dividends were declared out of paid-in surplus and recorded against that account in accordance with applicable Delaware law.

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

     On June 13, 2000, 25,000 additional grants were issued to a director at an exercise price of $2.25, which was no less than the fair market value at the date of the grant. These options vest immediately and expire five years after the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. None of these options were exercised as of December 31, 2001.

     On July 1, 2000, options to purchase 258,500 shares of common stock were issued to key employees at a price of $2.00 per share, which was no less than the fair market value at the date of the grant. Certain employees' options vest over a four-year period in 25% increments while certain others vest over a four-year period with 10% the first year, 25% the second year, 50% the third year and 100% the fourth year. All options granted on July 1, 2000 expire ten years from the date of grant, unless terminated earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. None of these options were exercised as of December 31, 2001.

5.   INVESTMENT IN LOUISVILLE HOTEL:

     On May 13, 1998, Associates was organized as a limited liability company under the laws of the State of Delaware. Associates was organized to own and manage the Hotel in Louisville, Kentucky. The Company's investment in RW Hotel Partners, L.P. of $337,500 was transferred to Associates at its historical basis. Simultaneously, the Company invested $362,000 into Louisville Hotel, LLC, a Delaware limited liability company (the "LLC"). The combined equity of $699,500 represented a 10% interest in the Hotel. The LLC loaned $3,623,690 to the Hotel (see Note 7) and also has an option to purchase Associates for a nominal consideration. On September 30, 1999, the Company purchased additional equity in the LLC. The Company increased its ownership from 10% to 80%. The consideration paid to acquire the increased ownership was $2,500,000. The majority of the purchase price was evidenced by three promissory notes (the "Notes") totaling $1,933,000. The Notes are cross-defaulted, bear interest at 13% and mature on September 30, 2002. With 80% ownership, the Company is now the Managing Member of the LLC. Louisville Hotel, L.P. ("Louisville") now has 20% ownership in the LLC and is the Non-Managing Member. Pursuant to the LLC's operating agreement dated as of May 1998, as amended on September 30, 1999 (the

"Operating Agreement"), the Company has the right at any time to purchase Louisville's remaining interest in the LLC (the "Purchase Option"). The Operating Agreement provides that the purchase price for Louisville's interest is equal to the sum of (a) Louisville's total capital contributions to the LLC ($3,061,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to Louisville if the LLC sold the Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). However, the Purchase Option is only exercisable in connection with concurrent payment in full of all remaining amounts due under the Notes. Under the terms of the Operating Agreement, the Company is required, no later than September 30, 2002, to purchase Louisville's remaining interest in the LLC for the Option Price. Based on the estimated value of the Hotel as of December 31, 2001, the estimated Option Price is approximately $3,061,000. The Company's obligation to purchase the remaining LLC`s interest is secured by the Company's interest in the LLC, the Longwood, Florida property and the Phoenix, Arizona property.

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

     Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates may be subject to liquidated damages under the Franchise Agreement equal to approximately 36 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $40,000.

     In conjunction with the Franchise Agreement, the Hotel is subject to a Property Improvement Plan ("the Plan"). Under the Plan, the Hotel is required to make certain improvements by December 31, 2002, with certain interim milestones. The Company estimates that the cost of these improvements is approximately $1,858,000. As of December 31, 2001, the Hotel has spent approximately $142,000 on improvements and has approximately $403,000 in escrow to spend on improvements. The Company has not determined whether Associates will be able to fund the remainder of the Plan. If Associates is unable to fund the remainder of the Plan, the Company may be required to complete the Plan pursuant to the Company's guaranty of the Franchise Agreement.

     In March 2001 and 2000, the Company recognized writedowns of $2,000,000 and $1,200,000, respectively, on its investment in the LLC. The March 2000 writedown was due to the anticipated shortfall of the Company's return of equity as a result of the decreased operating performance of the Hotel. In March 2001, in light of the deterioration of market conditions affecting the hotel industry during the fourth quarter and subsequent to year-end and due to a further decrease in the operating performance of the Hotel, management of the Company concluded that the Company's economic ownership interest had been totally impaired. The carrying value of the investment in the LLC on the Company's books is $0 as of December 31, 2001.

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

     RW Hotel Investors, in turn, owns 99% of Associates, which owns the Hotel in Louisville, Kentucky. The remaining 1% interest in Associates is owned by RW Hurstbourne Hotel, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Therefore, as a result of the Assignment Agreement, the Company became the indirect owner of 100% of the Membership Interests of Associates.

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

     The following unaudited data summarize the pro forma results of operations for the three and nine months ended December 31, 2001 as if the acquisition had occurred on the first fiscal day of such period. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the date indicated or what the results of operations may be in the future.

CONSOLIDATED PROFORMA STATEMENT OF OPERATIONS
UNAUDITED
(000's omitted)

                                          For the              For the
                                        Three Months         Nine Months
                                           Ended                Ended
                                        December 31,         December 31,
                                       2001      2000      2001       2000
                                      ------    ------    -------    -------
Revenues ..........................   $2,341    $2,989    $ 7,322    $15,775
Operating Expenses ................    1,788     2,898      5,603     11,377
                                      ------    ------    -------    -------
      Income From Operations ......      553        91      1,719      4,398
                                      ------    ------    -------    -------

Interest Expense ..................      505       513      1,506      1,572
Depreciation/Amortization .........      291       345        960      1,051
                                      ------    ------    -------    -------

Net (Loss) Income .................   $ (243)   $ (767)   $  (747)   $ 1,775

Preferred Dividends ...............      (90)      (90)      (270)      (270)
                                      ------    ------    -------    -------

Net (Loss) Income Applicable to
   Common Shareholders ............     (333)     (857)    (1,017)     1,505
                                      ======    ======    =======    =======

(Loss) Earnings Per Common Share
         Basic ....................   $(0.13)   $(0.34)   $ (0.40)   $  0.60
         Diluted ..................   $(0.13)   $(0.34)   $ (0.40)   $  0.39

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

     The Management Agreement has a term of five years but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment. As a result of the Fountainhead transactions, the Company's President resigned, and Henk H. Evers was appointed as President and Chief Operating Officer effective January 11, 2000. At the Company's request, Fountainhead continues to pay Mr. Evers' salary as an advance to the Company. Effective September, 2000, Mr. Evers has assumed certain responsibilities previously handled by the general manager of Chateau Elan Georgia. As a result, Chateau Elan Georgia has agreed to assume a portion of Mr. Evers' annual salary. In addition, Mr. Evers has performed certain services for Fountainhead (in addition to the services for which the Company received a development fee) and, in consideration therefor, Fountainhead has agreed to assume a portion of Mr. Evers annual salary while he continues to perform such services. The Company has incurred and accrued approximately $253,000 in expenses relating to the advanced compensation for the nine months ended December 31, 2001 (after taking into account the portions assumed by Chateau Elan Georgia and Fountainhead).

     As of December 31, 2001 the Company manages Chateau Elan Georgia and Chateau Elan Sebring ("Sebring") and St. Andrews. Each of these hotels are Fountainhead's properties. Fountainhead opened St. Andrews, Scotland ("St. Andrews") on June 14, 2001. Prior to that time, the Company received $6,000 per month from Fountainhead since January 2000 through May 2001 as a development fee while St. Andrews was under construction. The Company has been managing St. Andrews since its opening and has been negotiating the terms of the contract with Fountainhead. For the three months ended December 31, 2001 the Company earned management fees of approximately $170,000, $15,000 and $43,000, for Chateau Elan Georgia, Sebring and St. Andrews, respectively. For the nine months ended December 31, 2001 the Company earned management fees of approximately $493,000, $45,000 and $96,000, for Chateau Elan Georgia, Sebring and St. Andrews, respectively. The combined management and development fees for these Fountainhead hotels were approximately $228,000 and $634,000, respectively, and represented 70% and 63% of the total management fee revenue for the three and nine months ended December 31, 2001, respectively.

     In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays and is reimbursed by Fountainhead for these expenditures. As of December 31, 2001, Fountainhead owed the Company approximately $218,000 for unpaid management fees and expenses, which represents 39% of the Company's total receivables as of December 31, 2001.

     For the three and nine months ended December 31, 2001, the Company was charged approximately $10,000 and $30,000, respectively, of salary in connection with payments made to the Human Resources Director of Chateau Elan Georgia, respectively. The Company does not have a full-time Human Resources Director and utilizes Chateau Elan Georgia's Human Resource Director part-time. Chateau Elan Georgia deducts this charge from the monthly management fees owed to the Company.

7.   LONG-TERM DEBT:

     On September 30, 1999, the Company entered into three promissory notes in order to purchase additional equity in the LLC. A promissory note for $1,333,000 is secured by the Company's ownership interest in the LLC. The two other promissory notes are for $300,000 each, with one secured by the Company's Phoenix, Arizona land and the other secured by the Company's Longwood, Florida land. The total carrying value of the assets pledged as collateral is approximately $620,000 as of December 31, 2001. The three promissory notes are cross-defaulted, bear interest at 13%, mature on September 30, 2002 and are non-recourse to the Company. Interest payments are $20,941 per month beginning in November 1999.

     On May 21, 1998, Associates entered into a loan with a commercial lender to purchase the Hotel in Louisville, Kentucky. The loan proceeds were $18,500,000, and the Hotel serves as collateral for the loan. The loan is for a term of 25 years at a fixed rate of 7.39%. Principal and interest payments are approximately $135,000 per month beginning July 1, 1998. Per the loan agreement, principal and interest payments may increase after July 1, 2008 based on certain terms per the agreement. In addition, Associates is required to make insurance, taxes and repair escrow payments each month. The total amount for these items is a payment of approximately $45,000 per month and could be adjusted annually. The escrow funds are used as tax, insurance and repair needs arise. The repair funds are also being used to fund the Plan described in Note 5. As of December 31, 2001, the balance of the loan was $17,556,000. Interest expense for the three and nine months ended December 31, 2001 was approximately $315,000 and $974,000 respectively.

     On June 2, 1998, Associates, in conjunction with the purchase of the Hotel, entered into a promissory note with LLC in the amount of $3,623,690 and the promissory note is secured by the ownership interest in Associates. The loan is for a term of ten years at a fixed rate of 13%. Principal and interest payments are payable in monthly installments equal to the monthly net revenue of Associates for each month. As of December 31, 2001, the balance of the promissory note was approximately $3,305,000. Interest expense for the three and nine months ended December 31, 2001 was approximately $127,000 and $343,000, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ridgewood Hotels, Inc. and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the Company's consolidated financial statements for the three and nine months ending December 31, 2001.

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

RESULTS OF OPERATIONS --

     Revenues from hotel operations increased approximately $1,391,000, or 336% and $4,367,000, or 273% for the three and nine months ended December 31, 2001 compared to the three and nine months ended December 31, 2000, respectively. This increase was due to the consolidation of RW Louisville Hotel Associates, LLC ("Associates") for the three and nine months ended December 31, 2001. Associates owns a hotel in the Louisville, Kentucky area (the "Hotel"). The Company has no other wholly-owned hotel operations since it sold its hotel in Longwood, Florida in May 2000 and discontinued its lease of a hotel in Lubbock, Texas in February 2001. As a result, the Hotel was the Company's only wholly-owned hotel operation as of December 31, 2001 and during the nine month period then ended. As a consequence of the September 11, 2001 terrorist attacks and their effect on the travel industry, the Hotel experienced numerous cancellations in September 2001 and experienced lower occupancy during the three months ended December 31, 2001. The Hotel has negotiated agreements for additional airline contract rooms to help offset lower occupancy rates as a result of the current economic conditions in the travel industry. The Company anticipates that the downturn in business as a result of these events and their effect on the travel industry will continue to have a negative impact on the Hotel's revenues until such time as the travel industry rebounds.

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

     Revenues from hotel management decreased approximately $205,000 or 39% and $863,000 or 46% for the three and nine months ended December 31, 2001 compared to the three and nine months ended December 31, 2000, respectively. Revenues from hotel management decreased as a result of both the termination of several management contracts since June 30, 2000 and a decrease in revenues from prior periods in hotels presently managed by the Company. The downturn in the economy during 2001 reduced both corporate travel and meeting events, resulting in lower hospitality revenues throughout the hotel sector. In addition to this general downturn, the terrorist attacks of September 11th caused significant cancellations at the hotels managed by the Company in the month of September and continued to effect revenues through the three months ended December 31, 2001. In particular, the resort properties managed by the Company incurred significant cancellations after September 11th and experienced reduced occupancy throughout the three month period ended December 31, 2001. The Company anticipates that while the downturn in business may begin to recover, the general economic slowdown will continue to have a negative impact on the Company's management fee revenues resulting in lower management fee revenues this fiscal year as compared to last year. In addition to the impact on monthly revenue, the reduction in business could have an impact on management incentive fees that are based on the annual performance of the Chateau Elan Georgia property and other properties with similar arrangements. To partially offset this downturn, the Company implemented cost containment at its managed properties and its corporate office.

     As of December 31, 2001 the Company manages Chateau Elan Georgia, Chateau Elan Sebring ("Sebring") and St. Andrews Bay Golf Resort & Spa ("St. Andrews"). Each of these hotels are Fountainhead Development Corporation's ("Fountainhead") properties. Fountainhead opened a hotel in St. Andrews on June 14, 2001. Prior to that time, the Company received $6,000 per month from Fountainhead from January 2000 through May 2001 as a development fee while St. Andrews was under construction. The Company has been managing St. Andrews since its opening and is in the process of negotiating the terms of a management contract with Fountainhead with respect to St. Andrews. For the three months ended December 31, 2001 the Company earned management fees of approximately $170,000, $15,000 and $43,000, for Chateau

Elan Georgia, Sebring and St. Andrews, respectively. For the nine months ended December 31, 2001 the Company earned management fees of approximately $493,000, $45,000 and $96,000, for Chateau Elan Georgia, Sebring and St. Andrews, respectively. The combined management and development fees for these Fountainhead hotels were approximately $228,000 and $634,000, respectively, and represented 70% and 63% of the total management fee revenue for the three and nine months ended December 31, 2001, respectively.

     In addition to commencement of managing St. Andrews, the Company entered into one new management agreement during the nine months ended December 31, 2001 to manage a 60 room Shoney's Inn in Lavonia, Georgia.

     The Company's management agreements with respect to eight properties which the Company derived approximately $187,000 of base management revenues during the nine months ending December 31, 2001 have been terminated as follows: (i) a 120 room hotel in Lakeland, Florida, (ii) a 400 room Ramada Inn in Atlanta, Georgia, (iii) a 221 room Ramada Inn in Spartenburg, South Carolina and (iv) a 197 room Howard Johnson's in Atlanta, Georgia, (v) a 120 room Holiday Inn in Atlanta, Georgia, (vi) a 132 room Holiday Inn in Gainesville, Georgia (vii) a 96 room Holiday Inn Express in Commerce, Georgia and (viii) a 247 room Ramada Inn in Atlanta, Georgia. Since October 2001, the Company has been entitled to receive $11,000 per month through March 2002 as a termination fee from the owner of the three Holiday Inn properties listed above. To date, none of these payments has been made.

     Equity in net income of unconsolidated entities for the three and nine months ended December 31, 2001 was received from Louisville Hotel, LLC ("LLC"). This equity is offset, on a dollar for dollar basis, by interest accrued on notes outstanding with Louisville Hotel, LP, and is recorded as interest expense.

     Expenses of wholly-owned real estate properties increased $852,000, or 176% and $2,303,000, or 128% for the three and nine months ended December 31, 2001 compared to the three and nine months ended December 31, 2000, respectively. The increase was due to the consolidation of the Hotel.

     During the nine months ending December 31, 2001 the Company had gains from real estate sales of approximately $92,000. This gain was due to the sale of the Company's remaining parcel of land in Athens, Georgia. During the nine months ending December 31, 2000 the Company had gains from real estate sales of approximately $2,638,000. Approximately $2,626,000 of the gain was due to the sale of the hotel in Longwood and $12,000 was due to the sale of a parcel of land in Phoenix, Arizona. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

     Depreciation and amortization expense increased approximately $160,000, or 122% and $545,000, or 131% for the three and nine months ended December 31, 2001 compared to the three and nine months ended December 31, 2000, respectively. The increases were due to the consolidation of the Hotel.

     Interest expense increased approximately $442,000, or 702% and $1,296,000 or 617% for the three and nine months ended December 31, 2001 compared to the three and nine months ended December 31, 2000, respectively. The increase was due to the consolidation of the Hotel.

     General, administration and other expenses decreased approximately $399,000, or 48% and $674,000, or 31% for the three and nine months ended December 31, 2001 compared to the three and nine months ended December 31, 2000, respectively. The decrease is due to the Company's continuing overall efforts to decrease overhead. Additionally, the three months ended December 31, 2000 had several large non-recurring expenses.

LIQUIDITY AND CAPITAL RESOURCES -

Fountainhead Transactions-

     For a description of the Company's transactions with Fountainhead, see Note 6 of the Notes to Consolidated Financial Statements included herein, which is incorporated herein by reference.

     The Company's management continues to seek new hotel management opportunities, including possible opportunities to manage other properties being developed by Fountainhead. The Company intends to seek management opportunities with other Fountainhead properties; however, Fountainhead has no obligation to enter into further management relationships with the Company, and there can be no assurance that the Company will manage any Fountainhead properties in the future.

     The Company has recorded a total of approximately $253,000 payable to affiliates for the salary of Mr. Henk Evers, President and Chief Operating Officer, which continues to be advanced by Fountainhead. All of this payable was incurred during the nine months ended December 31, 2001. Balances receivable from affiliates as of December 31, 2001 are approximately $218,000, representing amounts owed by Fountainhead with respect to unpaid management fees relating to Chateau Elan Georgia, Sebring and St. Andrews.

Louisville Hotel-

     The Company has an ownership interest in a Holiday Inn hotel in the Louisville, Kentucky area. The Hotel is owned by Associates. In April, 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates. The membership interests are pledged as security for a $3,623,690 loan made by Louisville Hotel, LLC (the "LLC"). The membership interests are also subject to an option pursuant to which LLC has the right to acquire the membership interests for nominal value. Pursuant to the terms of the loan, all revenues (including proceeds from sale or refinancing) of the LLC (after payment of expenses including a management fee to the Company) are required to be paid to the LLC until principal and interest on the loan are paid in full.

     On September 30, 1999, the Company, which already owned a 10% interest in the LLC, acquired an additional interest in the LLC from Louisville Hotel, L.P. ("Louisville LP") for $2,500,000. The majority of the purchase price was evidenced by three promissory notes (the "Notes") totaling $1,933,000. The Notes are cross-defaulted, bear interest at 13% and mature on September 30, 2002. As a result of the transaction, the Company has an 80% economic interest in the LLC. With 80% ownership, the Company is the Managing Member of the LLC. Louisville LP has the remaining 20% ownership in the LLC. Pursuant to the LLC's operating agreement dated as of May 1998, as amended on September 30, 1999 (the "Operating Agreement"), the Company has the right at any time to purchase the remaining interest in the LLC (the "Purchase Option"). The Operating Agreement provides that the purchase price for Louisville LP's interest is equal to the sum of (a) Louisville LP's total capital contributions to the LLC ($3,061,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to Louisville LP if the LLC sold the Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). However, the Purchase Option is only exercisable in connection with concurrent payment in full of all remaining amounts due under the Notes. Further, under the terms of the Operating Agreement, the Company is required, no later than September 30, 2002, to purchase Louisville LP's remaining interest in the LLC for the Option Price. Based on the estimated market value of the Hotel as of December 31, 2001, the estimated Option Price is approximately $3,061,000. The Company's obligation to purchase the remaining interest in the LLC is secured by the Company's interest in the LLC, the Longwood, Florida property and the Phoenix, Arizona property.

     Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates may be subject to liquidated damages under the Franchise Agreement equal to approximately 36 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $40,000.

     In conjunction with the Franchise Agreement, the Hotel is subject to a Property Improvement Plan ("the Plan"). Under the Plan, the Hotel is required to make certain improvements by December 31, 2002, with certain interim milestones. The Company estimates that the cost of these improvements is approximately $1,858,000. As of December 31, 2001, the Hotel has spent approximately $142,000 on improvements and has approximately $403,000 in escrow to spend on improvements. The Company has not determined whether Associates will be able to fund the remainder of the Plan. If the

Hotel is unable to fund the remainder of the Plan, the Company may be required to complete the Plan pursuant to the Company's guaranty of the Franchise Agreement.

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

Other -

     The Company currently manages four hotels which are not owned by Fountainhead or related entities. Under the terms of franchise agreements, the Company is required to comply with standards established by franchisers, including property renovations and upgrades. The success of the Company's operations continues to be dependent upon such unpredictable factors as the general and local economic conditions to which the real estate and hotel industry is particularly sensitive: labor, environmental issues, weather conditions, consumer spending or general business conditions and the availability of satisfactory financing.

     The Company has reserved an allowance for doubtful accounts of approximately $158,000, which relates to several doubtful accounts related to the loss of several management contracts in which the Company was still owed management fees and other expenses normally reimbursed by the hotels under management. While the Company believes these accounts will not be collected, collection efforts are still being made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     While the Company is exposed to various market risks, including changes in interest rates, the Company does not believe that it has any material exposure to the market risks covered by this Item. As of December 31, 2001, the Company primarily carries interest rates which are fixed and, therefore, does not expect to have material exposure to interest rate changes in the short term. The
Company does not enter into derivatives or other financial instruments for trading purposes and has not entered into financial instruments to manage and reduce the impact of changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 3.  Default Upon Senior Securites

          (b) For a discussion of arrearages in the payment of dividends with respect to the Company's preferred stock, see Note 4 of the Notes to Consolidated Financial Statements included herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits:

               None

          B.   Reports on Form 8-K:

               During the quarter ended December 31, 2001, the Company filed a Current Report on Form 8-K/A with the SEC on October 18, 2001, setting forth (i) the audited financial statements of Associates for the years ended December 31, 2000 and 1999, and (ii) the unaudited pro forma consolidated financial statements of the Company as of and for the year ended March 31, 2001, which report amended Item 7 of the Company's Current Report on Form 8-K filed with the SEC on July 2, 2001, with respect to the Company's acquisition of 100% of the membership interests in Associates.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    RIDGEWOOD HOTELS, INC.


                                                    By: /s/ Henk H. Evers
                                                        ------------------------
                                                        Henk H. Evers
                                                        President


                                                    By: /s/ Peter M. Conboy
                                                        ------------------------
                                                        Peter M. Conboy
                                                        Director of Finance &
                                                        Accounting

Date:    February 14,  2002