Form 10-K
period 2002-03-31
RIDGEWOOD HOTELS INC
filed 2002-10-11
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED MARCH 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission File Number 0-14019

                             Ridgewood Hotels, Inc.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                    58-1656330
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization                     Identification No.)

             1106 Highway 124
            Hoschton, Georgia                                  30548
(Address of principal executive officers)                    (Zip Code)

Registrant's telephone number, including area code (770) 867-9830

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on August 31, 2002 is $206,000. On August 31, 2002, the Registrant had 2,513,480 shares of its common stock outstanding.

                                     PART I

Item 1. Business

General

      Ridgewood Hotels, Inc., a Delaware corporation (the "Company"), is primarily engaged in the hotel management business. The Company currently manages six mid to luxury hotels containing 1086 rooms located in three states and Scotland, including the Chateau Elan Winery & Resort located in Braselton, Georgia ("Chateau Elan Georgia"). The Company also owns one hotel that it manages and owns undeveloped land that it holds for sale.

      Effective April 1, 2001, the Company operates in two reportable business segments: hotel operations and hotel management services. The Company's current hotel operations segment consists solely of a 271 room hotel it owns in Louisville, Kentucky. The hotel is franchised with Holiday Inn. The Company's hotel management services segment currently consists of five managed hotels, excluding the operating hotel described above. Three of these hotels are owned by Fountainhead Development Corp., ("Fountainhead") and another is owned by both the Company's Chairman and President. The remaining hotel is managed for an independent third party.

Fountainhead Transactions

      Fountainhead is primarily engaged in the business of developing, owning and operating luxury resort properties, including Chateau Elan Georgia and St. Andrews Bay ("St. Andrews Scotland") located in Scotland. In January 2000, the Company entered into a management agreement ("Management Agreement") with Fountainhead to perform management services at Chateau Elan Georgia for five years. Chateau Elan Georgia is a 301-room luxury resort located in Braselton, Georgia, which includes an inn, conference center, winery and luxury amenities such as a spa and golf club. In consideration for the Management Agreement, the Company issued to Fountainhead 1,000,000 shares of its common stock, which represented 66% of the common issued and outstanding stock. The determined market value of the management contract was $2,000,000 at the time of the transaction based upon an analysis of the discounted expected future cash flows from the management contract and significant stock transactions with a third party. Pursuant to the Management Agreement, the Company is to receive a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

      Also in January 2000, Fountainhead purchased 650,000 shares of common stock from N. Russell Walden (a principal shareholder and then President of the Company). Fountainhead also purchased 450,000 shares of the Company's convertible preferred stock from ADT Security Services, Inc. ("ADT"). After these transactions, Fountainhead has beneficial ownership of approximately 78% of the Company.

      The Company continues to seek new hotel management opportunities, including possible opportunities to manage other properties being developed by Fountainhead. In addition to Chateau Elan Georgia, the Company manages Fountainhead's Chateau Elan Sebring ("Chateau Elan Sebring"), an 81 room hotel located in Sebring, Florida, and St. Andrews Scotland, a 209-room luxury resort which opened on June 14, 2001. The Company has management agreements for managing Chateau Elan Sebring and St. Andrews Scotland. The agreements were for an initial six month term and automatically renew for additional six month increments from the commencement date of the agreements unless terminated by either party. The commencement dates were March 1, 2000 and June 1, 2001 for Chateau Elan Sebring and St. Andrews Scotland, respectively. While the Company intends to seek management opportunities with other Fountainhead properties, Fountainhead has no obligation to enter into further management relationships with the Company, and there can be no assurance that the Company will manage any Fountainhead properties, including Chateau Elan Georgia, Chateau Elan Sebring or St. Andrews Scotland, in the future. For the fiscal year ended March 31, 2002, the combined management and development fees for these Fountainhead hotels were approximately $858,000, representing 55% of the total management fee revenue for the year ended March 31, 2002. The Company's management may, under appropriate circumstances, seek to acquire ownership interests in hotels to be managed by the Company.

Management Agreements

      In addition to the Fountainhead properties, the Company currently manages 3 other hotel properties pursuant to management agreements that generally provide the Company with a fee calculated as a percentage of gross revenues of the hotel property. The hotel properties currently managed by the Company are located in Georgia and Kentucky and are Holiday Inn franchisees. The Company has an ownership interest in the Kentucky hotel as described below. Under the terms of franchise agreements with respect to these properties, the Company is required to comply with standards established by the franchisers, including property upgrades and renovations. Under the terms of the management agreements, the owners of the hotels are responsible for all operating expenses, including property upgrades and renovations.

      The Company also manages the Lodge at Chateau Elan, a hotel located adjacent to Chateau Elan Georgia and owned by the Chief Executive Officer and the President of the Company.

      During the twelve months ended March 31, 2002, the Company entered into three new management agreements of which two have subsequently been terminated. During the same period, property owners terminated eight other management agreements. These management agreements were terminated for various reasons such as ownership changes at the hotel or insufficient cash at the hotel to pay for management services.

Ownership Interests

      In May 2000, the Company sold its ownership interest in a Ramada Hotel located in Longwood, Florida for $5,350,000, from which the Company received net proceeds of approximately $1,310,000 and a note receivable in principal amount of $250,000, which note was paid in full in 2001.

      The Company currently owns one hotel property, a Holiday Inn hotel in the Louisville, Kentucky area (the "Louisville Hotel"), through its consolidated subsidiary, RW Louisville Hotel Associates, LLC ("Associates"), a Delaware limited liability company. As of March 31, 2001, the Company, through its wholly-owned subsidiaries, was the manager of and had a minority ownership interest in Associates which was accounted for on the equity method of accounting. In April 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates as further described below. The membership interests are pledged as security for a $3,623,690 loan made by Louisville Hotel, LLC (the "LLC"), a related party. The membership interests are also subject to an option pursuant to which the LLC has the right to acquire the membership interests for a nominal value. Pursuant to the terms of the loan, all revenues (including proceeds from sale or refinancing) of Associates (after payment of expenses including a management fee to the Company) are required to be paid to the LLC until principal and interest on the loan are paid in full.

      In April 2001, Ridgewood Georgia, Inc., a Georgia corporation ("Ridgewood Georgia") and a wholly-owned subsidiary of the Company, entered into that certain Assignment and Assumption Agreement (the "Assignment Agreement") with RW Hotel Investment Associates, L.L.C., a Delaware limited liability company ("Transferee"), pursuant to which Transferee assigned to Ridgewood Georgia Transferee's 99% membership interest in RW Louisville Hotel Investors, L.L.C., a Delaware limited liability company ("RW Hotel Investors"). As a result, Ridgewood Georgia, which previously owned the remaining 1% membership interest in RW Hotel Investors, owns 100% of the membership interests in RW Hotel Investors (the "Membership Interests").

      RW Hotel Investors, in turn, owns 99% of Associates, which owns the Louisville Hotel. The remaining 1% interest in Associates is owned by RW Hurstbourne Hotel, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Therefore, as a result of the Assignment Agreement, the Company became the indirect owner of 100% of the membership interests of Associates.

      On September 30, 1999, the Company, which already owned a 10% interest in the LLC, acquired an additional interest in the LLC for $2,500,000 from Louisville Hotel, L.P. ("Louisville LP"). As a result of the transaction, the Company holds an 80% economic interest in the LLC. The $2,500,000 consideration included $124,000 in cash, the transfer of the Company's 10% ownership interest in a hotel property in Houston, Texas and promissory notes in the original principal amount of $1,333,000 (the "Louisville Notes") secured by the Company's membership interest in the LLC, a promissory note in the original principal amount of $300,000 secured by the Company's undeveloped land in Longwood, Florida (the "Florida Note") and a promissory note in the original principal amount of $300,000 secured by the Company's undeveloped land in Phoenix, Arizona (the "Arizona Note" and together with the Louisville Note and the Florida Notes, the "Notes"). The Louisville Note, Florida Note and Arizona Note are non-recourse to the Company. The Company also entered into a new management agreement with the Louisville Hotel pursuant to which the Company manages the

Louisville Hotel in return for a management fee equal to 3% of gross revenues plus incentive fees for above budget revenues.

      Holding an 80% ownership interest in the LLC, the Company is the Managing Member of the LLC. Louisville LP holds the remaining 20% ownership interest in the LLC. Pursuant to the LLC's Operating Agreement dated as of May 1998, as amended on September 30, 1999 (as amended, the "Operating Agreement"), the Company has the right at any time to purchase the remaining 20% interest in the LLC (the "Purchase Option"). The Operating Agreement provides that the purchase price for Louisville LP's interest is equal to the sum of (a) Louisville LP's total capital contributions to the LLC ($3,061,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to Louisville LP if the LLC sold the Louisville Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). Under the terms of the Operating Agreement, the Company is required, no later than September 30, 2002, to purchase Louisville LP's remaining interest in the LLC for the Option Price (the "Purchase Obligation").

      The Company has reached an agreement with Louisville LP pursuant to which,
(i) the Company will make a $200,000 principal payment on the Louisville Notes;
(ii) the Company will convey to Louisville LP (or its designees) title to two of the Company's parcels of undeveloped real estate located in Florida and Arizona subject to the Arizona Note and Florida Note; (iii) the Company will convey title to its undeveloped parcel of real estate located in Ohio in return for an additional $200,000 reduction in the principal outstanding with respect to the Louisville Notes; and (iv) the maturity date of the Louisville Notes will be extended 3 years to September 30, 2005 and the interest will be reduced from 13% to 10%. As a result, the Louisville Notes will have an outstanding remaining principal balance of $933,000. In addition, the Operating Agreement will be amended to (i) reduce the preferred return for Louisville LP and the Company from 13% to 10% on a going forward basis; (ii) extend the Purchase Obligation from September 30, 2002 to September 30, 2005; (iii) provide the Company with an option to further extend the Purchase Obligation until September 30, 2006 if the Company makes a partial payment of $1,000,000 by September 30, 2005; and (iv) provide Louisville LP with certain rights to receive financial information regarding the LLC. The parties have agreed that the closing date for the transaction will be on or before October 31, 2002. However, the Company's agreement with Louisville LP is conditioned upon the parties' mutual agreement to the terms of definite agreements and there can be no assurance that the closing will occur.

      The Company's recurring losses, negative operating cash flows, and the Company's obligation to acquire Louisville LP's interest in the LLC raise substantial doubt about the Company's ability to continue as a going concern. In the event that the Company is unable to close on the transaction with Louisville LP, the Company intends to continue its efforts to restructure its obligations with Louisville LP. If an agreement cannot be reached with Louisville LP, the Company intends to consider all available alternatives including the possibility of selling Company assets. However, if the Company does not complete a restructuring with Louisville LP, the Company will be in default of its obligations with Louisville LP.

      In addition to restructuring its obligations with Louisville LP, the Company is continuing its efforts to return to profitability by continuing (i) to seek new opportunities to manage resort properties , (ii) to take steps to reduce costs (including administrative costs) and (iii) its efforts to increase the revenue at existing properties managed by the Company

      Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates may be subject to liquidated damages under the Franchise Agreement equal to approximately 24 times the monthly franchise fees payable pursuant to the Franchise Agreement.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Improvement Plan"). Pursuant to the Improvement Plan, Associates is required to make certain improvements to the Louisville Hotel by December 31, 2002, as well as meet certain interim milestones. The Company estimates that the total required improvements will cost approximately $1,200,000. As of March 31, 2002, the Louisville Hotel has spent approximately $692,000 on improvements and has approximately $340,000 in escrow to spend on improvements. The Company has received an extension to May 1, 2004 for completion of the Property Improvement Plan. Funding by Associates should be sufficient for it's completion by using the escrowed funds described above and excess cash flows generated by the Louisville Hotel.

      In March 2001 and 2000, the Company recognized writedowns of $2,000,000 and $1,200,000, respectively, on its investment in the LLC. The March 2000 writedown was due to the anticipated shortfall of the Company's return of equity as a result of the decreased operating performance of the Louisville Hotel. In March 2001, in light of the deterioration of market conditions affecting the hotel industry during the fourth quarter and due to a further decrease in the operating performance of the Louisville Hotel, management of the Company concluded that the Company's economic ownership interest in the LLC had been totally impaired. The carrying value of the investment in the LLC on the Company's books is $0 as of March 31, 2002.

Competition and Seasonality

      The hotel business is highly competitive. The demand for accommodations and the resulting cash flow vary seasonally. Levels of demand are dependent upon many factors, including general and local economic conditions and changes in the number of leisure and business related travelers. The hotels managed by the Company compete with other hotels on various bases including room prices, quality, service, location and amenities. An increase in the number of competitive hotel properties in a particular area could have an adverse effect on the revenues of a Company-managed hotel located in the same area that would reduce the fees paid to the Company with respect to such property. The Company is also competing with a multitude of other hotel management companies to obtain management contracts.

Undeveloped Land

      The Company also owns six parcels of undeveloped land which it holds for sale, two of which are located in Florida, and one each located in Georgia, Texas, Ohio and Arizona. The parcels located in Phoenix, Arizona and Longwood, Florida are pledged as security for the Company's obligations under the Louisville Notes and the Operating Agreement. Under the Company's agreement with Louisville LP, the Company will transfer the two pledged properties as well as the Ohio property to Louisville LP (or its designees). The Company has no plans to develop the remaining properties. The Company intends to sell the other properties at such time as the Company is able to negotiate sales on terms acceptable to the Company. During the twelve month period ended March 31, 2002, the Company sold one parcel of undeveloped land for a gain of approximately $92,000. There can be no assurance that the Company will be able to sell its undeveloped land on terms favorable to the Company.

Principal Office/Employees

      The Company was incorporated under the laws of the State of Delaware on October 29, 1985. In January 1997, the Company changed its name from Ridgewood Properties, Inc. to Ridgewood Hotels, Inc. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

      The Company's principal office is located at 1106 Highway 124, Hoschton, Georgia 30548 (telephone number (770) 867-9830). As of March 31, 2002, the Company employed approximately 270 persons, of which 134 work at the hotels owned by third parties and managed by the Company, 130 work at the Louisville Hotel and 6 work in the Company's principal office. Payroll costs associated with employees working at hotels are funded by the owners of such hotels. The Company considers its relations with employees to be good.

Item 2. Properties

      The Company does not own any real property material to conducting the administrative aspects of its business operations. The Company leases approximately 2,400 square feet of office space in Hoschton, Georgia pursuant to a month-to-month lease. The space is leased at market rates and is owned by one of the Company's directors.

      As of March 31, 2002, the Company had ownership interest in one operating property as follows:

  Name of Hotel          Location           # of Rooms      Ownership Interest
  -------------          --------           ----------      ------------------

   Holiday Inn        Louisville, KY            271                 (a)

(a) As of March 31, 2002, the Company, through its subsidiaries, holds a 100% ownership interest in the Louisville Hotel as the sole member of Associates, the entity that owns the hotel. The Louisville Hotel serves as collateral for a $17,501,000 term loan with a commercial lender. Through its ownership in the LLC, the Company has an 80% economic interest in the Louisville Hotel. The LLC has an option to acquire the membership interests in Associates for nominal value.

      The Company also owns six undeveloped properties which it holds for sale, of which two properties are located in Florida, and one property in each of Georgia, Texas, Ohio and Arizona. The Company has entered into an agreement to transfer its property in Longwood, Florida and its Arizona and Ohio properties to Louisville LP or its designees. The Company does not expect to develop these properties. These properties are more fully described in Note 2 to the Company's audited consolidated financial statements set forth on pages F-7 to F-12 of this Report and in Schedule III, Real Estate and Accumulated Depreciation, set forth on pages F-41 to F-43 of this Report.

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

      In November 2000, the Court entered an Order Partially Implementing Decisions and Scheduling Proceedings on Rescissory Damages (the "November 2000 Order"). The November 2000 Order, among other things, orders the rescission of the Company's outstanding preferred stock and the issuance of 1,350,000 shares of the Company's common stock in return therefor, but the rescission of the preferred stock is stayed subject to the Court's entry of a final order on the remaining issues. The November 2000 Order also provides that the Court must determine (i) if defendant Triton will be required to return to the Company $1,162,000 in dividends previously paid on the preferred stock and whether interest will be required to be paid on such dividends and (ii) the amount of rescissory damages, if any, that Messrs. Walden, Stiska and Earley should be required to pay to the Company and whether such damages are subject to pre-judgment interest from September 1, 1994. The parties conducted additional discovery with respect to the remedy issues. In January 2002, the Court held an evidentiary hearing with respect to the remaining damages issues. Subsequently, the parties submitted additional briefs and presented oral argument to the Court with respect to such issues. The Court has not issued a ruling.

      As a derivative action, the Company does not believe that the ultimate outcome of the litigation will result in a material adverse effect on its financial condition. However, the Company may be required to pay plaintiff's attorneys' fees. In addition, Mr. Walden has asserted that he has the right to the continued advancement of his legal fees and expenses under the Company's Certificate of Incorporation (as amended), subject to an undertaking to pay such advances back if required under Delaware law. In January 2002, the Company entered into an agreement with Mr. Walden (without acknowledging Mr. Walden's right to such advancement) pursuant to which the Company agreed to advance to Mr. Walden fees and expenses incurred by Mr. Walden through the date of such agreement and to continue to advance reasonable fees and expenses until such time as the Company terminates such agreement. Mr. Walden agreed to reimburse the Company for all fees and expenses advanced or to be advanced to him if it shall ultimately be determined by the Court that he is not entitled to indemnification with respect to the action. Mr. Walden also pledged as security for his undertaking one-half (1/2) of the annual payments to be made to Mr. Walden pursuant to the consulting agreement between him and the Company dated January 11, 2000. Mr. Walden no longer has any management involvement with the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      The Company's common stock, $0.01 par value per share, is quoted on the over-the-counter bulletin board service ("OTCBB") of the National Association of Securities Dealers ("NASDAQ") under the symbol "RWHT". There effectively has been an absence of an established public trading market for the Company's common stock.

      The following table sets forth, for the respective periods indicated, the closing prices of the common stock in the over-the-counter market, as reported and summarized by the OTCBB.

              Quarter Ended                      High            Low
              -------------                      ----            ---
          June 30, 2000                         3.125           1.750
          September 30, 2000                    1.875           0.625
          December 31, 2000                     1.500           0.531
          March 31, 2001                        0.843           0.531
          June 30, 2001                         0.843           0.550
          September 30, 2001                    0.740           0.500
          December 31, 2001                     0.600           0.580
          March 31, 2002                        0.700           0.580

      On June 30, 2002, the high and low bid price quoted by broker-dealer firms effecting transactions in the Company's common stock was $.25.

      On March 31, 2002, there were 2,513,480 shares of the Company's common stock outstanding held by approximately 190 shareholders of record.

      The Company paid its first and only cash dividend on its common stock during fiscal year 1990. The dividend paid was approximately $0.06 per share of common stock and totaled approximately $397,000. The Company may pay future dividends if and when earnings and cash are available but has no present intention to do so. The declaration of dividends on the common stock is within the discretion of the Board of Directors of the Company (the "Board") and is, therefore, subject to many considerations, including operating results, business and capital requirements and other factors.

      The Company is currently in arrears with respect to $1,110,000 of dividends with respect to the Company's outstanding shares of the Company's Series A Convertible Cumulative Preferred Stock. The Company is prohibited from paying dividends on its shares of common stock at any time that the Company is in arrears with respect to such preferred stock dividends.

      The Company made no sales of unregistered securities of the Company in the twelve months ended March 31, 2002.

Item 6. Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the Company's audited financial statements and related notes thereto, set forth in Item 8 hereof, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Item 7 hereof. The historical results are not necessarily indicative of future results. All amounts are in thousands, except per share data.

                                     March 31                 August 31
                           -------------------------   -------------------------
Balance Sheet Data as of    2002      2001     2000     1999     1998     1997
----------------------------------------------------   -------------------------

Total Assets (a)           $25,592   $5,771   $8,243   $5,910   $7,280   $8,266
Long-Term Debt (a)          20,674    1,933    4,553    2,682    2,744    2,804
Shareholders' Investment       432    1,700    1,740    1,556    2,944    4,038

                                  Year Ended           Seven Months Ended
                             March 31     March 31           March 31                    Years Ended August 31
Income Statement Data        --------------------------------------------------------------------------------------
for the                        2002          2001         2000         1999         1999         1998         1997
                             --------------------------------------------------------------------------------------
Net Revenues                 $ 9,339      $ 10,466      $ 3,378      $ 2,769      $ 4,547      $ 5,830      $ 8,209
Net Loss                      (1,268)          (40)      (1,816)        (593)      (1,283)        (622)        (463)
Net Loss Applicable
  To Common Shareholders      (1,628)         (400)      (2,026)        (803)      (1,643)        (982)        (823)
Basic and Diluted
  Loss Per Share               (0.65)        (0.16)       (1.07)       (0.53)       (1.09)       (0.64)       (0.58)

(a) The increase in the assets and liabilities as of March 31, 2002 compared to March 31, 2001 is due to the consolidation of the Louisville Hotel effective April 1, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations of the Company and its subsidiaries. The discussion should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended March 31, 2002 and 2001 and the seven months ended March 31, 2000, included elsewhere herein.

      Certain statements included in this Report are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company, and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties relating to economic and business conditions, governmental and regulatory policies, and the competitive environment in which the Company operates. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will," or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to the risks and uncertainties referred to above. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Report is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. The Company urges you to carefully review and consider the various disclosures made in this Report and in the Company's other reports filed with the SEC.

Significant Accounting Policies -

      The Company's significant accounting policies consist of revenue recognition on management contracts and the impairment of long-lived assets. The impairment of long-lived assets is significant due to the impact it has on the value of the hotel described above as it is reported in the consolidated assets of the Company. The Company reviews the net carrying value of its hotels and other long-lived assets if any facts and circumstances suggest their recoverability may have been impaired. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows, including the projected undiscounted future net proceeds from the sale of the hotel or other long-lived assets. In the event such sum is less than the depreciated cost of the hotel or other long-lived asset, the hotel or other long-lived asset will be written down to estimated fair market value. The Company recorded losses of $2,000,000 and $1,200,000 in the year ended March 31, 2001 and seven months ended March 31, 2000, respectively, for impairment of the Company's investment in the hotel in Louisville, Kentucky.

New Accounting Pronouncements-

      In June 2001, SFAS No. 141, "Business Combinations," was issued. This statement eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted this standard on July 1, 2001 and adoption of this standard did not have a significant effect on the Company's financial statements.

      In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued establishing accounting and reporting standards that address how goodwill and intangible assets should be accounted for within the financial statements. The statement requires companies to not amortize goodwill and intangible assets with infinite lives, but to test such assets for impairment on a regular basis. An intangible asset that has a finite life should be amortized over its useful life and evaluated for impairment on a regular basis. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on April 1, 2002 and adoption of this standard did not have a significant effect on the Company's financial statements.

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on April 1, 2002 and adoption of this standard did not have a significant effect on the Company's financial statements.

      In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 had no effect on the financial position and results of operations of the Company.

      In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued which nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring"). The adoption of SFAS No. 146 had no effect on the financial position and results of operations of the Company.

Results of Operations -

Hotel Management Revenue

      The Company presently manages six hotel properties for which the Company receives a management fee calculated as a percentage of gross revenues of the hotel property.

      During the fiscal year ended March 31, 2002, the Company managed three Fountainhead properties consisting of Chateau Elan Georgia, Chateau Elan Sebring and St. Andrews Scotland. St. Andrews Scotland opened in June 2001. The Company received a development fee for services provided to St. Andrews Scotland prior to its opening. The combined management and development fees for these Fountainhead hotels were approximately $858,000, including $645,000 relating to Chateau Elan Georgia, $70,000 relating to Chateau Elan Sebring and $143,000 relating to St. Andrews Scotland. The management and development fees from these Fountainhead properties represent approximately 55% of the Company's total management fee revenue for the year ended March 31, 2002. The Company also managed the Lodge at Chateau Elan receiving management fees of $23,121 and $23,354 for the fiscal year ended March 31, 2002 and 2001, respectively.

      Two other hotel properties currently managed by the Company are located in Georgia and Kentucky and are Holiday Inn franchisees. Under the terms of franchise agreements with respect to these properties, the Company is required to comply with standards established by the franchisers, including property upgrades and renovations. Under the terms of the management agreements, the owners of the hotels are responsible for all operating expenses, including property upgrades and renovations.

      Revenues from hotel management are generally based on agreements, which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accounting fees are set monthly fees charged to hotels, which utilize centralized accounting services provided by the Company.

      Revenues from hotel management for the year ended March 31, 2002 decreased $1,196,000, or 47% compared to the year ended March 31, 2001. Revenues from hotel management decreased as a result of both the termination of eight management contracts during the year ended March 31, 2002 and a decrease in revenues from prior periods in hotels currently managed by the Company. The management agreements were terminated for various reasons such as ownership changes at a hotel or insufficient cash at the managed hotel to pay for management services. Revenues from hotel management for the year ended March 31, 2001 compared to August 31, 1999 increased $1,321,000, or 109%, the increase was due primarily to the management and development fees from hotel properties owned by Fountainhead.

      The downturn in the economy during 2001 and the first quarter of 2002 reduced both corporate travel and meeting events, resulting in lower hospitality revenues throughout the hotel sector. In addition to this general downturn, the terrorist attacks of September 11th caused significant cancellations at the hotels managed by the Company in the month of September and continued to effect revenues through the fiscal year ended March 31, 2002. In particular, the resort properties managed by the Company incurred significant cancellations after September 11, 2001 and experienced reduced occupancy throughout the remainder of the fiscal year ended March 31, 2002. The Company anticipates that while the downturn in business may begin to recover, the general economic slowdown will continue to have a negative impact on the Company's management fee revenues. In addition to the impact on monthly revenue, the reduction in business will have an impact on management incentive fees that are based on the annual performance of the Chateau Elan Georgia property and other properties with similar arrangements. To partially offset this downturn, the Company implemented cost containment at its managed properties and its corporate office.

      In compliance with Staff Accounting Bulletin ("SAB") No. 101, the Company does not accrue or realize incentive management fee revenues until earned. The management agreements identify when incentive fees are earned and how they are calculated. Some of the Company's management agreements have provisions that incentives are earned quarterly while others provide for annual incentive fees. Some of the agreements' incentive fee provisions are based on a calendar year while others are based on a fiscal year. The Company recorded no incentive fees related to any of the properties which it managed for the year ended March 31, 2002, but did record an incentive fee of $247,000 related to the performance of Chateau Elan Georgia for the year ended March 31, 2001. This fee is based on the actual results of the resort.

      During the year ended March 31, 2002, the Company entered into two new management agreements, which have subsequently been terminated. During the same period, eight management agreements were terminated by property owners. The management agreements were terminated for various reasons such as ownership changes at a hotel or insufficient cash at the managed hotel to pay for management services.

      During the year ended March 31, 2002, the Company's management agreements were terminated for the following properties: (i) a 355 room Ramada Inn in Atlanta, Georgia as of June 2001, (ii) a 224 room Ramada Inn in Spartanburg, South Carolina as of June 2001, (iii) a 199 room Howard Johnson's as of June 2001, (iv) a 124 room hotel in Lakeland, Florida as of June 2001, (v) a 96 room Holiday Inn Express in Commerce, Georgia as of September 2001, (vi) a 120 room Holiday Inn in Atlanta, Georgia as of September 2001, (vii) a 131 room Holiday Inn in Gainesville, Georgia as of September 2001, (viii) and a 247 room Ramada Inn in Atlanta, Georgia as of October 2001. The Company received approximately $264,000 of management and accounting fees during the year ended March 31, 2002 related to these hotels.

Wholly-Owned Hotel Operations

      The Company currently owns, indirectly through its subsidiaries, one hotel property, the Louisville Hotel, which is directly owned by Associates. Effective April 2001, Associates financial statements are consolidated with the Company's financial statements. Revenues from wholly-owned hotel operations for the fiscal year ended March 31, 2002 increased $5,715,000, or 319%, compared to the fiscal year ended March 31, 2001. The increase was due to the consolidation of Associates. Revenues from wholly-owned hotel operations for the fiscal year ended March 31, 2001 decreased $914,000, or 34%, compared to the year ended August 31, 1999. The decrease was due to the sale of the Company's hotel in Longwood, Florida in May 2000. Revenues from wholly-owned hotel operations for the seven months ended March 31, 2000 increased $47,000, or 3%, compared to the seven months ended March 31, 1999. The net increase was the result of an additional $262,000 of revenues from a hotel leased by the Company in Lubbock, Texas and a $215,000 decrease in revenue from the hotel in Longwood, Florida.

      As of February 2001, the Company no longer leases the Ramada Inn in Lubbock, Texas. The total revenues for this hotel for the year ended March 31, 2001 were $1,432,000. The Company had no revenues relating to the hotel in Longwood, Florida or Lubbock, Texas in the fiscal year ended March 31, 2002.

      In fiscal year ended March 31, 2002, the Louisville Hotel was the Company's only wholly-owned hotel operation. As a consequence of the September 11, 2001 terrorist attacks and their effect on the travel industry, the Louisville Hotel experienced numerous cancellations in September 2001 and experienced lower occupancy during the fiscal year ended March 31, 2002. The Louisville Hotels room reservations has negotiated agreements for additional airline contract rooms to help offset lower occupancy rates as a result of the current economic conditions in the travel industry.The Company anticipates that the downturn in business as a result of these events and their effect on the travel industry will continue to have a negative impact on the Louisville Hotel's revenues until such time as the travel industry rebounds.

Real Estate Sales

      The Company had a gain from real estate sales of approximately $92,000 and $2,876,000 for the fiscal years ended March 31, 2002 and 2001, respectively, and $335,000 for the seven months ended March 31, 2000. These changes result primarily from the sale of the Company's hotel property in Longwood, Florida in the fiscal year ended March 31, 2001 which sale resulted in a gain of approximately $2,856,000. Gains or losses on real estate sales are dependent upon the timing, sales price and the Company's basis in specific assets sold and will vary considerably from period to period.

Other Income

      In relation to the Company's investment in unconsolidated entities, the Company recognized equity of $251,000 for the years ended March 31, 2002 and 2001 relating to the Company's ownership interest in the LLC and $133,000 and $85,000, respectively, for the seven months ended March 31, 2000 and 1999. During fiscal year ended August 31, 1999, the Company recognized equity in the income of the LLC of approximately $156,000.

      Interest income decreased $42,000, or 58% for the year ended March 31, 2002 compared to the year end March 31, 2001 due to less cash available for investment purposes and lower interest rates. Interest income increased $57,000, or 380% for the year ended March 31, 2001 compared to the year ended August 31, 1999, due to a larger amount of cash on hand primarily from the sale of the hotel in Longwood, Florida. Interest income decreased $9,000, or 90% for the seven months ended March 31, 2000 compared to the seven months ended March 31, 1999 due to less cash available for investment.

      The other revenue of $89,000 and $22,000 received during the years ended March 31, 2002 and 2001, respectively, was primarily from the recognition of an incentive fee the Company received from a long distance phone carrier to utilize their long distance service. The other revenue of $23,000 received during the seven months ended March 31, 2000 was primarily from a favorable adjustment received for workers' compensation claims.

Expenses

      Expenses of wholly-owned real estate increased $3,113,000, or 143%, for the year ended March 31, 2002 compared to the year ended March 31, 2001. The increase was due to the consolidation of the Louisville Hotel. Expenses of wholly-owned real estate decreased $185,000, or 8%, for the year ended March 31, 2001 compared to the year ended August 31, 1999. The decrease was due to the sale of the Company's hotel in Longwood, Florida. Expenses of wholly-owned real estate increased $167,000, or 12%, for the seven months ended March 31, 2000 compared to the seven months ended March 31, 1999. The increase was primarily due to the hotel leased by the Company in Lubbock, Texas.

      As of January 1, 2001, the Company has implemented an organizational restructuring that relocated corporate regional directors of operations positions into area general manager positions that are physically located at individual properties. The salaries of the area general managers are funded by the individual properties. Therefore, the Company has realized reduced payroll costs and does not expect to incur any additional costs in connection with this organizational restructuring. The Company also de-centralized accounting services it provides for several of the managed properties. With this plan the Company reduced its payroll costs associated with centralized accounting of these properties, and these managed properties no longer provide an accounting fee to the Company.

      On January 4, 2001, the Company moved its principle executive offices to Hoschton, Georgia. The lease expense for vacated office of approximately $107,000 in the year ended March 31, 2001 is related to the lease obligations on the Company's previous office in Atlanta, Georgia that it vacated in December 2000. The Company paid $13,107 per month through May 2002. In April 2001, the vacated office was sublet for $8,738 per month. The lease has now terminated.

      Depreciation and amortization increased $846,000, or 155%, for the year ended March 31, 2002 compared to the year ended March 31, 2001. This increase was due to the consolidation of the Louisville Hotel. Depreciation and amortization increased $87,000, or 19%, for the year ended March 31, 2001 compared to the year ended August 31, 1999. These increases were due to greater amortization of the Company's hotel management agreements.

      Interest expense increased $1,711,000, or 627%, for the year ended March 31, 2002 compared to the year ended March 31, 2001 due to the consolidation of the Louisville Hotel. Interest expense decreased $69,000, or 20%, for the year ended March 31, 2001 compared to the year ended August 31, 1999 due to the sale of the hotel in Longwood, Florida. The debt on Longwood hotel was repaid when it was sold in May 2000. Interest expense increased $150,000, or 76%, for the seven months ended March 31, 2000 compared to the seven months ended March 31, 1999. The increase was due to the additional debt incurred by the Company for its acquisition of an interest in the Louisville Hotel.

      General, administrative and other expenses decreased $311,000, or 14% for the year ended March 31, 2002 compared to the year ended March 31, 2001. The decrease is due to the Company's continuing overall efforts to manage overhead costs closely. The Company has also eliminated several staff positions and decreased or eliminated various other costs in conjunction with managing fewer hotels. General, administrative and other expenses increased $65,000, or 3% for the year ended March 31, 2001 compared to the year ended August 31, 1999. The increase was due to various expenses. General, administrative and other expenses increased $328,000, or 28%, for the seven months ended March 31, 2000 compared to the seven months ended March 31, 1999. The increase was due to several reasons. Payroll and benefits increased due to additional staff required to manage a larger number of hotels. Additionally, consulting fees increased due primarily to a consulting agreement with the Company's former President, and legal expense increased due to an ongoing lawsuit. See further discussion below and see note 3 in the Notes to Consolidated Financial Statements.

      The majority of the increase in legal expenses relates to the shareholder derivative action pending in the Delaware Court of Chancery that is described more fully in Item 3 hereof. In addition to the Company's legal expenses, one of the Company's former directors has asserted that he has the right to require the Company to continue to advance his legal fees and expenses, subject to his undertaking to repay the advances if required under Delaware law. In January 2002, the Company entered into an agreement with such former director pursuant to which the Company agreed to advance his legal fees and expenses through the date of such agreement and to continue to advance reasonable fees and expenses until such time as the Company terminates the agreement. The Company advanced fees and expenses of approximately $108,000 pursuant to such agreement for the fiscal year ended March 31, 2002. The director is obligated to repay such advances if the Delaware Chancery Court ultimately determines that the director is not entitled to indemnification. The Company has expensed these costs since the Company does not know whether the director will have the financial ability to repay such advances if he becomes obligated to do so. The director has pledged one-half of payments to be paid to him pursuant to a consulting agreement commencing in April 2003 as security for his undertaking.

      Provision for doubtful accounts decreased by approximately $108,000 for the year ended March 31, 2002 compared to the year ended March 31, 2001. The decrease was due to the write-off of several accounts due to uncollectibility. Provision for doubtful accounts increased by approximately $189,000 for the year ended March 31, 2001 compared to the year ended August 31, 1999 due to the loss of several management contracts in which the Company was still owed management fees and other expenses normally reimbursed by the hotels under management.

      There were no business development expenses for the year ended March 31, 2002. Business development expenses decreased $131,000, or 89%, for the year ended March 31, 2001 compared to the year ended August 31, 1999. Business development expenses decreased $28,000, or 32%, for the seven months ended March 31, 2000 compared to the seven months ended March 31, 1999. The decreases were primarily due to the termination of a consultant used by the Company. During fiscal year 1999, while the Company was aggressively pursuing the business of acquiring, developing, operating and selling hotel properties throughout the country, the Company incurred business development costs of $148,000.

      In March 2001 and 2000, the Company recognized writedowns of $2,000,000 and $1,200,000, respectively, on its investment in the LLC. The March 2000 writedown was due to the anticipated shortfall of the Company's return of equity as a result of the decreased operating performance of the Louisville Hotel. In March 2001, in light of the deterioration of market conditions affecting the hotel industry during the fourth quarter and subsequent to year-end and due to a further decrease in the operating performance of the Louisville Hotel, management of the Company concluded that their economic ownership interest had been totally impaired. The carrying value of the investment in the LLC on the Company's books is $-0- as of March 31, 2002 and 2001.

      The Company's loss of $1,268,000 for the fiscal year ended March 31, 2002 was comprised of the following: (1) approximately a $683,000 loss as a result of the hotel management operations, administrative, debt service and depreciation and amortization costs of the Company and (2) approximately a $585,000 operating loss by the wholly-owned hotel of the Company. The Company's income before income taxes of $30,000 for the fiscal year ended March 31, 2001 was comprised of the following: (a) a $2,856,000 gain on the sale of the hotel in Longwood, Florida (b) a $2,000,000 writedown on the investment in the Louisville Hotel,
(c) additional bad debt reserve of $189,000, and (d) an operating loss of $637,000.

Liquidity and Capital Resources -

Land Sales

      During the fiscal year ended March 31, 2002, the Company received net proceeds of approximately $127,000 from the sale of undeveloped land in Athens, Georgia. The proceeds were used to provide additional working capital to the Company.

Fountainhead Transactions

      In consideration of the Management Agreement with Fountainhead, the Company issued to Fountainhead 1,000,000 shares of common stock at a fair value of $2.00 per share in January 2000. Pursuant to the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

      The Management Agreement has a term of five years but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment. See also Note 6 to the consolidated financial statements. The Company has management agreements for managing Chateau Elan Sebring and St. Andrews Scotland. Unless terminated, the agreements automatically extend for six month increments from the commencement date of the agreements. The commencement dates were March 1, 2000 and June 1, 2001 for Chateau Elan Sebring and St. Andrews Scotland, respectively.

      On August 8, 2002, the Company entered into a management agreement with Fountainhead to perform management services at Diablo Grande Resort located in Patterson, California, one of Fountainhead's properties, for a period of five years beginning on September 1, 2002. In consideration of the management agreement, the Company paid Fountainhead $250,000. In the management agreement, Fountainhead agreed to pay the Company a base management fee equal to 2.5% of the gross revenues of the properties being managed. The management agreement has a term of five years but is terminable by Fountainhead. If the management agreement is terminated by Fountainhead, then Fountainhead must refund the Company the $250,000 consideration as follows: within the first year- $250,000; after one year- $225,000; after two years- $200,000; after three years- $150,000; after four years- $125,000 and after five years, $100,000. The agreement automatically extends for six month increments from September 1, 2007 unless terminated by either party.

      There can be no assurance that the Company will continue to manage Fountainhead properties in the future. If the Company's management of the Fountainhead properties was terminated by Fountainhead, it would have a material adverse effect on the Company's revenues and financial condition.

Louisville Hotel

      The Company owns one hotel property, the Louisville Hotel, through its wholly owned or consolidated subsidiary, Associates. As of March 31, 2001, the Company, through its wholly-owned subsidiaries, was the manager of and had a minority ownership interest in Associates. In April 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates. The membership interests are pledged as security for a $3,623,690 loan made by the LLC. The membership interests are also subject to an option pursuant to which the LLC has the right to acquire the membership interests for nominal value. Pursuant to the terms of the loan, all revenues (including proceeds from sale or refinancing) of Associates (after payment of expenses including a management fee to the Company) are required to be paid to the LLC until principal and interest on the loan are paid in full. As a result, the LLC has all of the economic interests in the Louisville Hotel.

      On September 30, 1999, the Company, which already owned a 10% interest in the LLC, acquired an additional interest in the LLC from Louisville LP for $2,500,000. As a result of the transaction, the Company holds an 80% economic interest in the LLC. The $2,500,000 consideration included the following:

   Transfer of 10% ownership interest in Houston Hotel, LLC          $443,000

   Cash payment (1)                                                   124,000

   Promissory note to Louisville LP secured by the
     Company's ownership interest in the LLC (2)                    1,333,000

   Promissory note to Louisville LP secured by the
     Company's Phoenix, Arizona land (2)                              300,000

   Promissory note to Louisville LP secured by one parcel
     of the Company's Longwood, Florida land (2)                      300,000
                                                                   ----------

   Total additional equity in the LLC                              $2,500,000
                                                                   ==========

      (1) The cash to make this payment was obtained from the LLC in connection with a modification of the management contract of the Louisville Hotel. This amount represents the unamortized portion of the original $200,000 participation fee paid to the LLC to acquire the management contract of the Louisville Hotel.

      (2) The three promissory notes constitute the Louisville Notes which are cross-defaulted and are non-recourse to the Company.

      Holding an 80% ownership interest in the LLC, the Company is the Managing Member of the LLC. LP holds the remaining 20% ownership in the LLC. Pursuant to the LLC's Operating Agreement, the Company has the right at any time to exercise the Purchase Option whereby the Company may purchase the remaining interest in the LLC. The Operating Agreement provides that the Option Price for Louisville LP's interest is equal to the sum of (a) Louisville LP's total capital contributions to the LLC (approximately $3,100,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to Louisville LP if the LLC sold the Louisville Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement). Under the terms of the Operating Agreement, the Company is subject to the Purchase Obligation whereby it is required, no later than September 30, 2002, to purchase Louisville LP's remaining interest in the LLC for the Option Price. The Company's obligation to purchase the remaining interest in the LLC is secured by the Company's interest in the LLC, the Longwood, Florida property and the Phoenix, Arizona property.

      The Operating Agreement provides that distributions to the LLC's owners are made as follows:

      Distributable cash is defined as the net cash realized from operations but after payment of management fees, principal and interest, capital improvements and other such retentions as the Managing Member determines to be necessary. Distributions of distributable cash from the LLC is made as follows:

   o First, to the Company in an amount equal to the cumulative interest paid on the Louisville Notes. The Company then uses these funds to make the interest payments to Louisville LP.

   o Second, a 13% preferred return to Louisville LP on its original capital contribution of $3,061,000.

   o Third, a 13% preferred return to the Company on its capital contribution of $1,207,000.

   o     Fourth, 80% to the Company and 20% to Louisville LP.

Cash from a sale or refinancing would be distributed as follows:

   o First, to the Company in an amount equal to the cumulative interest paid on the Louisville Notes. The Company would then use these funds to make any unpaid interest payments to Louisville LP.

   o Second, to the Company in an amount equal to the Louisville Notes of $1,333,000, $300,000 and $300,000.

   o Third, to Louisville LP until it has received aggregate distributions in an amount equal to its 13% preferred return on its capital contribution.

   o Fourth, to Louisville LP until its net capital contribution is reduced to zero.

   o Fifth, to the Company until it has received an amount equal to its 13% preferred return.

   o Sixth, to the Company until its net capital contribution is reduced to zero.

   o     Thereafter, 20% to Louisville LP and 80% to the Company.

      Effective September 30, 1999, a new management agreement was entered into between the Company and Associates. In connection with the new management agreement effective September 30, 1999, the Company received management fees totaling approximately $153,000 for the seven months ended March 31, 2000 and $224,000 and $258,000 for the fiscal years ended March 31, 2002 and 2001, respectively.

      Unless current market conditions change or the Company is able to obtain an additional source of funds (whether through operations, financing or otherwise) the Company currently does not have sufficient liquidity to acquire Louisville LP's interest in the LLC for the Option Price and to pay off the Louisville Note, Florida Note and Arizona Note by September 30, 2002. Under the terms of the Operating Agreement and the Notes, the failure of the Company to acquire Louisville LP's interest by September 30, 2002 and pay off the Notes could result in the Company forfeiting its interest in the LLC, the Longwood, Florida property and the Phoenix, Arizona property.

      The Company has guaranteed Associates' obligations under the Franchise Agreement between Associates and Holiday Inn. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates would be subject to liquidated damages under the Franchise Agreement equal to approximately 24 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $32,000.

      Under the Improvement Plan, to which the Louisville Hotel is subject, the Louisville Hotel is required to make approximately $1,200,000 of improvements by December 31, 2002, with certain interim milestones. As of March 31, 2002 and June 30, 2002, the Louisville Hotel has spent approximately $692,000 and $951,000, respectively, on improvements and has approximately $340,000 and $120,000, respectively, in escrow to spend on improvements. The Company has received an extension to May 1, 2004 for completion of the Property Improvement Plan and the funding by Associates should be sufficient for its completion.

      The Company's recurring losses and the Company's obligation to acquire the Louisville, LP interest (as described above) raise substantial doubt about the Company's ability to continue as a going concern.

      With respect to the purchase obligation, the Company has reached an agreement with Louisville LP pursuant to which, (i) the Company will make a $200,000 principal payment on the Louisville Notes; (ii) the Company will convey to Louisville LP (or its designees) title to two of the Company's parcels of undeveloped real estate located in Florida and Arizona subject to the Florida Note and Arizona Note; (iii) the Company will convey its undeveloped parcel of real estate located in Ohio in return for a further $200,000 reduction in the outstanding principal balance of the Louisville Notes; and (iv) the maturity date of the Louisville Notes will be extended 3 years to September 30, 2005 and the interest will be reduced from 13% to 10%. As a result, the Louisville Notes will have an outstanding remaining principal balance of $933,000. In addition, the Operating Agreement will be amended to (i) reduce the preferred return for Louisville LP and the Company from 13% to 10% on a going forward basis; (ii) extend the Purchase Obligation from September 30, 2002 to September 30, 2005;
(iii) provide the Company with an option to further extend the Purchase Obligation until September 30, 2006 if the Company makes a partial payment of $1,000,000 by September 30, 2005; and (iv) provide Louisville LP with certain rights to receive financial information regarding the LLC. The Company and Louisville LP have agreed that the closing of this transaction will occur on or before October 31, 2002. However, the Company's agreement with Louisville LP is conditioned upon the parties agreeing to the terms of definite agreements and there can be no assurance that the closing will occur.

      In the event that the Company is unable to close on the transaction with Louisville LP, the Company intends to continue its efforts to restructure its obligations with Louisville LP. If an agreement cannot be reached with Louisville LP, the Company intends to consider all available alternatives including the possibility of selling Company assets. However, if the Company does not complete a restructuring with Louisville LP, Louisville may pursue its available remedies which would likely have a material adverse effect on the Company.

      In addition to restructuring its obligations with Louisville LP, the Company is continuing its efforts to return to profitability by (i) continuing to seek new opportunities to manage resort properties, (ii) continuing to take steps to reduce costs (including administrative costs) and (iii) continuing its efforts to increase the revenue at existing properties managed by the Company.

Cash on Hand and Long-Term Debt Obligations

      The Company has approximately $1,150,000 of available cash as of March 31, 2002.

      The Company's long-term debt obligations as of March 31, 2002 are as follows:

     Total     Less than 1 year       1-3 years      4-5 years    After 5 years
     -----     ----------------       ---------      ---------    -------------
 $22,931,000      $2,257,000           $720,000       $842,000     $19,112,000

Effect of Inflation

      Inflation tends to increase the Company's cash flow from income-producing properties since rental rates generally increase by a greater amount than associated expenses. Inflation also generally tends to increase the value of the Company's land portfolio.

      Offsetting these beneficial effects of inflation are the increased cost of the Company's operating expenses and the increased costs and decreased supply of investment capital for real estate that generally accompany inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company has no material exposure to the market risks covered by this Item.

Item 8. Financial Statements

      The reports of Arthur Andersen LLP included herein with respect to the Financial Statement Schedule III, Real Estate and Accumulated Depreciation, included herein and the financial statements included herein are copies of reports previously issued by Arthur Andersen LLP relating to the Company's financial statement schedule and financial statements for the year ended March 31, 2001 and the seven months ended 2000. Such reports have not been reissued, and the consent of Arthur Andersen LLP has not been obtained with respect to such reports. As a result, your ability to assert claims against Arthur Andersen LLP may be limited. Since we have not been able to obtain the written consent of Arthur Andersen LLP, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of material fact contained in the report or financial statements or any omissions to state a material fact required to be stated in the financial statements.

      The consolidated financial statements and financial statement schedules required to be filed with this Report are set forth at the end of this Report and begin on page F-1 hereof, "Index To Consolidated Financial Statements."

Supplementary Financial Information

      The following table presents unaudited quarterly statements of operations data for each quarter of the Company's last two completed fiscal years. The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements for the year ended March 31, 2002, included elsewhere in this Report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. Amounts set forth below are in thousands, except per share data.

2002 For Quarter Ended              March 31      December 31    September 30    June 30
------------------------------------------------------------------------------------------
Net Revenues                        $   2,017      $   2,341      $   2,243      $   2,738
Net Loss                                 (521)          (243)          (410)           (94)
Net Loss Applicable
  To Common Shareholders                 (611)          (333)          (500)          (184)
Basic Loss Per Share                $   (0.25)     $   (0.13)     $   (0.20)     $   (0.07)


2001 For Quarter Ended              March 31      December 31    September 30    June 30
------------------------------------------------------------------------------------------
Net Revenues                        $   1,225      $   1,039      $   1,169      $   7,033
Net (Loss) Income                      (1,723)          (577)          (210)         2,470
Net (Loss) Income Applicable
  To Common Shareholders               (1,813)          (667)          (300)         2,380
Basic (Loss) Earnings Per Share     $   (0.72)     $   (0.27)     $   (0.12)     $    0.95

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      All information required to be reported under Item 9 hereof has been previously reported. The Company had a change in its certifying accountants. The Company engaged Deloitte & Touche, LLP as its new independent accountants as of June 12, 2002. The change was reported in Form 8-K dated June 18, 2002.

                                    PART III

Item 10. Directors and Executive Officers

      Set forth below are the names, ages (as of March 31, 2002), positions and offices held and a brief description of the business experience during the past five years of the directors and executive officers of the Company.

      Stacey H. Davis (age 39) has served as a director of the Company since March 2, 2001. Ms. Davis is currently the President and Chief Executive Officer of the Fannie Mae Foundation. Prior to her appointment as President and Chief Executive Officer with the Fannie Mae Foundation, Ms. Davis served as Vice President for Housing and Community Development in the Fannie Mae Foundation's Southeastern Regional Office. She was also a public finance investment banker for five years in New York and Atlanta. While in Atlanta, she served as Treasurer and Chair of the Finance Committee for the Fulton-Dekalb Hospital Authority, and on the Board of Directors of the Atlanta Urban League, Research Atlanta, and the Herndon Foundation. She currently serves on the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University, and is active with Woman's in Street Village, Woman's Policy Inc., the Museum of African Art and the Washington Ballet.

      Henk H. Evers (age 43) has served as President and Chief Operating Officer of the Company since January 11, 2000 and as a director of the Company since February 3, 2000. Since January 1999, Mr. Evers has served as the Chief Executive Officer of Fountainhead. Since being appointed President of the Company on January 11, 2000, Mr. Evers has devoted a significant portion of his time to the Company's affairs including the management of Chateau Elan Georgia. From November 1994 until January 1999, Mr. Evers was the General Manager of the Chateau Elan Winery and Resort, where he was in charge of developing the Chateau Elan brand name and properties in Georgia, California, Florida and Scotland. Prior to that, Mr. Evers was a member of the executive committee for various Marriott International properties for approximately 13 years.

      Donald E. Panoz (age 66) has served as Chief Executive Officer of the Company since January 11, 2000 and as Chairman of the Board since February 3, 2000. In 1986, Mr. Panoz founded Fountainhead and has served as its Chairman since inception. Since July 1999, Mr. Panoz has served as the Chairman of Elan Motor Sports Technologies, Inc., an auto racing design, development and manufacturing company located in Braselton, Georgia. Since 1997, Mr. Panoz has served as the Chairman of Panoz Motor Sports, a race car manufacturer and competitor that he founded. Since 1996, Mr. Panoz has served as the Chairman and Chief Executive Officer of L'Auberge International Hospitality Company, a hotel and resort management company that he co-founded with Nancy C. Panoz. From 1969 until 1996, Mr. Panoz served as the Chairman and Chief Executive Officer of Elan Corporation plc, a leading worldwide pharmaceutical research and development company located near Dublin, Ireland that he co-founded with Nancy C. Panoz. Since 1992, Mr. Panoz has been a director of Warner Chilcott plc, a publicly traded pharmaceutical company headquartered in Dublin, Ireland, and served as its Chairman from 1995 to 1998. Since 1981, Mr. Panoz has served as the Chairman and Chief Executive Officer of Chateau Elan Winery and Resort, a 301-room inn, conference center and winery located approximately 40 miles northeast of

Atlanta, Georgia. Mr. Panoz also serves on the Board of Directors of the Georgia Chamber of Commerce. Mr. Panoz is married to Nancy C. Panoz.

      Nancy C. Panoz (age 65) has served as Vice Chairman of the Board since February 3, 2000. Since 1996, Mrs. Panoz has also served as the Vice Chairman of L'Auberge International Hospitality Company, a company that she co-founded with Donald E. Panoz. In 1989, Mrs. Panoz became President of the Chateau Elan Winery and Resort that she founded with Donald E. Panoz in 1981. In 1985, Mrs. Panoz founded Elan Natural Waters, Inc., a company that owns and operates a mineral water bottling plant in Blairsville, Georgia, and has served as its President and Chairman since its inception. In 1985, Mrs. Panoz founded Nanco Holdings, Inc., an investment and real estate holding company. In 1969, Mrs. Panoz co-founded Elan Corporation with Donald E. Panoz, and served as its Managing Director from 1977 to 1983 and its Vice Chairman from 1983 to 1995. Mrs. Panoz currently serves on the Board of Directors of numerous non-profit organizations, including the Atlanta Convention and Visitors Bureau, the Georgia Chamber of Commerce and the Gwinnett Foundation, Inc. Mrs. Panoz is married to Donald E. Panoz.

      Anthony Mastandrea (age 36) is a director of the Company. Since December 1998, Mr. Mastandrea has been the Chief Financial Officer and a director of Fountainhead Holdings, Ltd. From May 1994 until November 1998, Mr. Mastandrea was the Controller for Fountainhead. Prior to joining Fountainhead, Mr. Mastandrea was a manager with KPMG Peat Marwick in Atlanta, Georgia and is a Certified Public Accountant.

      With the exception that Donald E. Panoz and Nancy C. Panoz are married, there are no family relationships among any of the executive officers or directors of the Company. Executive officers of the Company are elected or appointed by the Board and hold office until their successors are elected or until their death, resignation or removal.

      Sheldon E. Misher was a director of the Company from January 11, 2000 until his resignation on September 19, 2002. Mr. Misher did not resign because of any disagreement with the Company on any matter relating to the Company's operations, policies or practices or otherwise.

      Luther A. Henderson was a director of the Company from its formation in 1985 until his death in September 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own beneficially more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

      To the Company's knowledge, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended March 31, 2002.

Item 11. Executive Compensation

Compensation of Non-Employee Directors

      During fiscal year ended March 31, 2002, Ms. Davis, Mr. Henderson, and Mr. Misher, who were Non-Employee Directors of the Company, received a retainer of $13,200 plus $800 for each Board meeting attended. All directors were reimbursed for expenses incurred in connection with attending Board and committee meetings.

      On June 13, 2000, the Company issued non-qualified stock options to purchase up to 25,000 shares of common stock at an exercise price of $2.25 per share to Mr. Misher in connection with his serving as a director and Secretary of the Company.

Executive Compensation

      The following table sets forth the cash and non-cash compensation awarded or paid by the Company for services rendered during each of the fiscal years in the three-year period ended March 31, 2002, to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeds $100,000 (the "Named Executive Officers").

Summary Compensation Table

                                                              Annual Compensation
                                                              -------------------
Name and                             Fiscal                                                     All Other
Principal Position                   Year                 Salary               Bonus           Compensation
------------------                   ----                 ------               -----           ------------
Henk H. Evers                        2002(3)             $270,770               $0                 $0
  President                          2001(2)              264,500                0                  0
                                     2000(1)               75,000                0                  0

Donald E. Panoz                      2002(3)                0                    0                  0
  Chief Executive Officer            2001(2)                0                    0                  0
                                     2000(1)                0                    0                  0

---------------

      (1) Information shown is for the seven month period ended March 31, 2000. Mr. Evers was appointed as President and Chief Operating Officer effective January 11, 2000. At the Company's request, Fountainhead paid Mr. Evers' salary for the period ended March 31, 2000 as an advance to the Company. The Company accrued $75,000 in expenses relating to the advanced compensation for the period ended March 31, 2000. Mr. Panoz was appointed Chief Executive Officer of the Company on January 11, 2000. Mr. Panoz received no compensation for serving as Chief Executive Officer of the Company during the period ended March 31, 2000.

      (2) Information shown is for the fiscal year ended March 31, 2001. Fountainhead paid Mr. Evers' salary, bonus and benefits for the year ended March 31, 2001 as an advance to the Company. Amounts shown for the fiscal year ended March 31, 2001 exclude salary of $80,500, bonus of $75,000 and benefits of $32,000 paid to Mr. Evers by Fountainhead and allocated to Fountainhead. Of the salary allocated to the Company, $62,500 was charged to Chateau Elan Georgia in return for services performed by Mr. Evers for Chateau Elan Georgia pursuant to the management agreement from September 1, 2000 to March 31, 2001. Mr. Panoz received no compensation for serving as Chief Executive Officer of the Company during the fiscal year ended March 31, 2001.

      (3) Information shown is for the fiscal year ended March 31, 2002. Fountainhead paid Mr. Evers' salary, bonus and benefits for the year ended March 31, 2002 as an advance to the Company. Amounts shown for fiscal year ended March 31, 2002 exclude salary of $82,985, bonus of $130,000 and benefits of $36,378 paid to Mr. Evers by Fountainhead and allocated to Fountainhead. Of the salary allocated to the Company, $125,000 was charged to Chateau Elan Georgia in return for services performed by Mr. Evers for Chateau Elan Georgia pursuant to the management agreement from April 1, 2001 to March 31, 2002. Mr. Panoz received no compensation for serving as Chief Executive Officer of the Company during the fiscal year ended March 31, 2002.

      The Company did not grant any stock options to any of the Named Executive Officers during the year ended March 31, 2002. On July 1, 2000, the Company granted stock options to purchase up to 90,000 shares of common stock at an exercise price of $2.00 per share to Mr. Evers in connection with his serving as President of the Company. The options vest over a four year period at the rate of 25% per year.

Aggregated Stock Option Exercises in Fiscal Year 2002 and Fiscal Year-End Option Values

      The following table sets forth information concerning the value of unexercised options held by each Named Executive Officers as of March 31, 2002.

                                                      Number of Securities       Value of Options
                         Shares                      Underlying Unexercised        Exercisable/
                      Acquired on       Value          Options at 3/31/02        Unexercisable at
Name                  Exercise (#)   Realized ($)   Exercisable/Unexercisable         3/31/02
----                  ------------   ------------   -------------------------         -------
Henk H. Evers              0              0               22,500/67,500                  0
Donald E. Panoz            0              0                     0                        0

----------------

Supplemental Retirement and Death Benefit Plan

      The Ridgewood Hotels, Inc. Supplemental Retirement and Death Benefit Plan (the "SERP") was adopted, effective January 1, 1987, to provide supplemental retirement benefits for selected employees of the Company. As of March 31, 2002, no employees of the Company were participating in the SERP.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of June 30, 2002, regarding the beneficial ownership of the capital stock of the Company by (i) each person who is currently a director of the Company; (ii) each Named Executive Officer;
(iii) each beneficial owner of more than 5% of any class of the Company's voting securities; and (iv) all directors and executive officers as a group.

                                                        Class of           No. of Shares
               Name and Address of                    Shares Bene-          Beneficially       Percentage
              Beneficial Owner (1)                   ficially Owned            Owned            of Class
              --------------------                   --------------            -----            --------
Fountainhead Development Corp., Inc.                  Common Stock         3,000,000 (2)          77.7%
1394 Broadway Avenue                                    Series A
Braselton, GA 30157                                  Preferred Stock         450,000 (3)         100.0%

Donald E. Panoz + ++                                  Common Stock         3,065,000 (4)(5)       77.7%
                                                        Series A
                                                     Preferred Stock         450,000 (3)(5)       100.0%

Nancy C. Panoz +                                      Common Stock         3,065,000 (4)(5)        77.7%
                                                        Series A
                                                     Preferred Stock         450,000 (3)(5)       100.0%

Sheldon E. Misher +*                                  Common Stock            25,000 (6)              1%

Henk H. Evers + ++                                    Common Stock            22,500 (9)            0.9%

Stacey H. Davis +                                     Common Stock                 0                  0%

Anthony Mestandrea +                                  Common Stock                 0                  0%

Luther A. Henderson +*                                Common Stock            58,800 (7)            2.3%
5608 Malvey Avenue, Suite 104-A
Ft. Worth, TX 76107

All executive officers and directors                  Common Stock         3,106,300 (5)(8)        79.8%
as a group (7 persons)                                  Series A
                                                     Preferred Stock         450,000 (3)(5)       100.0%

---------------
+     Director of the Company

++    Executive Officer of the Company

*     Former Director of the Company

   (1) Unless otherwise indicated, the mailing address of each beneficial owner is 1106 Highway 124, Hoschton, Georgia 30548. Information as to the beneficial ownership of common stock has either been furnished to the Company by or on behalf of the indicated persons or is taken from reports on file with the SEC.

   (2) Includes 1,350,000 shares of common stock that may be received upon the conversion of the preferred shares.

   (3) Fountainhead acquired the preferred stock from ADT. Under the terms of the stock purchase agreement with respect to the shares, Fountainhead may be required to return the shares to ADT in the event that ADT is required by court order, in litigation pending in the Court of Chancery in Delaware involving ADT (see "Legal Proceedings"), to return the preferred stock to the Company. If, as a result of the return of the preferred stock, ADT receives common stock, then Fountainhead has agreed to acquire such shares from ADT.

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

   (8) Includes (i) 1,350,000 shares of common stock that may be received upon the conversion of the preferred shares held by Fountainhead; and (ii) 130,500 shares of common stock underlying options that are currently exercisable.

   (9) Represents 22,500 shares of common stock underlying options that are currently exercisable.

      The following table sets forth information regarding compensation plans under which the Company's common stock is authorized for issuance as of March 31, 2002. The Company's shareholders approved the Company's 1993 Stock Option Plan (the "Plan") on January 12, 1994 and amended the Plan on October 26, 1994. The Plan is the Company's only equity compensation plan approved by the Company's shareholders.

-----------------------------------------------------------------------------------------------------------
                             Number of securities to                                Number of securities
                             be issued upon exercise       Weighted-average        remaining available for
                              of outstanding options       exercise price of        issuance under equity
                                   and warrants         outstanding options and      compensation plans
                                                               warrants
-----------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by securities               304,500                     $2.01                     445,500
holders
-----------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by securities              0                          0                          0
holders
-----------------------------------------------------------------------------------------------------------
TOTAL                                304,500                     $2.01                     445,500
-----------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      On January 10, 2000, the Company entered into the Management Agreement with Fountainhead, pursuant to which Fountainhead retained the Company to perform management services at Chateau Elan Georgia, one of Fountainhead's properties, for a period of five years. In consideration of Fountainhead's agreement to enter into the Management Agreement and a payment of $10,000 by Fountainhead to the Company, the Company issued to Fountainhead 1,000,000 shares of common stock which represented 66% of common issued shares outstanding. The determined market value of the management contract was $2,000,000 at the time of the transaction based upon an analysis of the discounted expected future cash flows from the management contract and significant stock transactions with a third party. In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

      The Management Agreement has a term of five years, but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, then Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the Management Agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment.

      The Company also manages Chateau Elan Sebring and Fountainhead's resort in St. Andrews Scotland, which opened on June 14, 2001. Both of these properties are owned by Fountainhead. The Company has management agreements for managing Chateau Elan Sebring and St. Andrews Scotland. The agreements were for an initial six month term and automatically renew for additional six month terms unless terminated by either party prior to such extension. The commencement dates were March 1, 2000 and June 1, 2001 for Chateau Elan Sebring and St. Andrews Scotland, respectively.

      The Company's Chairman and Chief Executive Officer has an 85% ownership interest and the Company's President has a 15% ownership interest in the Lodge at Chateau Elan. The Company manages the Lodge at Chateau Elan and in return for such management services has received management fees of $23,121 and $23,354 for the fiscal years ended March 31, 2002 and March 31, 2001, respectively.

      At the request of the Company, since January 11, 2000, Fountainhead has paid the salary of the Company's President as an advance to the Company. From January 11, 2000 through March 31, 2002, the Company has incurred $640,000 in expenses relating to the advanced compensation and benefits representing the portion of the Company's President salary and benefits relating to his services to the Company. In March 2001, the Company reduced the advanced compensation liability for the Company's President by $90,000 by netting accrued pre-opening fees owed to the Company by Fountainhead for managing St. Andrews Scotland against this liability. During the fiscal year ended March 31, 2002, the Company paid Fountainhead $525,000 for the advanced compensation and benefits. After reducing the advanced compensation by $90,000 and $525,000, there is approximately $25,000 of accrued liability remaining at March 31, 2002.

      In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays. The Company is reimbursed by Fountainhead for these expenditures. As of March 31, 2002, Fountainhead owed the Company approximately $156,000 for unpaid management fees and expenses.

      During the fiscal year ended March 31, 2002, the Company had an agreement with Chateau Elan Georgia pursuant to which Chateau Elan Georgia's Human Resource Director serves part-time as the Company's Human Resource Director in return for which the Company is responsible for a portion of the Human Resource Director's salary. For the year ended March 31, 2002, the Company incurred charges of approximately $42,000 representing approximately 30% of his salary. Chateau Elan Georgia deducts the Company's portion of the salary from the monthly management fees Chateau Elan Georgia owes to the Company. The Company's director of marketing and director of finance also provide services to Chateau Elan Georgia and, as a result, for the fiscal year 2002, Chateau Elan Georgia reimbursed the Company for $56,000 for such services.

      The Company leases its office space for $3,984 per month from Nanco Co., which is owned by one of the Company's directors. The Company charges Chateau Elan Marketing $1,992 per month for their share of the use of office space. The lease terms are month-to-month and at market rates for comparable space.

      On August 8, 2002, the Company entered into a management agreement with Fountainhead to perform management services at Diablo Grande Resort located in Patterson, California, one of Fountainhead's properties, for a period of five years beginning on September 1, 2002. In consideration of the management agreement, the Company paid Fountainhead $250,000. In the management agreement, Fountainhead agreed to pay the Company a base management fee equal to 2.5% of the gross revenues of the properties being managed. The management agreement has a term of five years but is terminable by Fountainhead. If the management agreement is terminated by Fountainhead, then Fountainhead must refund the

Company the $250,000 consideration as follows: within the first year- $250,000; after one year- $225,000; after two years- $200,000; after three years- $150,000; after four years- $125,000 and after five years, $100,000. The agreement automatically extends for six month increments from September 1, 2007 unless terminated by either party.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The reports of Arthur Andersen LLP included herein with respect to the Financial Statement Schedule III, Real Estate and Accumulated Depreciation, included herein and the financial statements included herein are copies of reports previously issued by Arthur Andersen LLP relating to the Company's financial statement schedule and financial statements for the years ended March 31, 2001 and the seven months ended March 31, 2000. Such reports have not been reissued, and the consent of Arthur Andersen LLP with respect to such reports has not been obtained. As a result, your ability to assert claims against Arthur Andersen LLP may be limited. Since we have not been able to obtain the written consent of Arthur Andersen LLP, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of material fact contained in the report or financial statements or any omissions to state a material fact required to be stated in the financial statements.

      (a)(1) The following consolidated financial statements, together with the applicable previously issued report of independent public accountants, are set forth beginning on page F-1 hereof.

      Report of Independent Public Accountants.

      Copy of Previously Issued Report of Independent Public Accountants.

      Consolidated Balance Sheets at March 31, 2002 and 2001.

      Consolidated Statements of Operations for the years ended March 31, 2002 and 2001, for the seven months ended March 31, 2000 and 1999 and for the year ended August 31, 1999.

      Consolidated Statements of Shareholders' Investment for the years ended March 31, 2002 and 2001, for the seven months ended March 31, 2000 and for the year ended August 31, 1999.

      Consolidated Statements of Cash Flows for the years ended March 31, 2002 and 2001, for the seven months ended March 31, 2000 and 1999 and for the year ended August 31, 1999.

      Notes to Consolidated Financial Statements.

      (a)(2) The financial statement schedule listed below is filed as a part of this Report on pages F-3 and F-5, respectively.

      Report of Independent Public Accountants on Financial Statement Schedule.

      Previously Issued Report of Independent Public Accountants on Financial Statement Schedule.

      Financial Statement Schedule III - Real Estate and Accumulated Depreciation -March 31, 2002.

All other schedules have been omitted from this Report because they are not applicable or because the required information is given in the audited financial statements or notes thereto set forth elsewhere in this Report.

      (a)(3) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on pages E-1 through E-10 hereof.

      The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements, Financial Statement Schedule and Previously Issued Independent Accountants' Reports are included herein on the pages indicated:


                                                                                    Page
                                                                                    ----
Reports of Independent Accountants ............................................     F-2

Previously Issued Reports of Independent Accountants ..........................     F-4

Consolidated Balance Sheets as of March 31, 2002 and 2001 .....................     F-7

Consolidated Statements of Operations for the years ended March 31, 2002 and
2001, for the seven months ended March 31, 2000 and 1999 and for the year ended
August 31, 1999 ...............................................................     F-9

Consolidated Statements of Shareholders' Investment for the years ended March
31, 2002 and 2001, for the seven months ended March 31, 2000 and for the year
ended August 31, 1999 .........................................................     F-10

Consolidated Statements of Cash Flows for the years ended March 31, 2002 and
2001, for the seven months ended March 31, 2000 and 1999 and for the year ended
August 31, 1999 ...............................................................     F-11

Notes to Consolidated Financial Statements ....................................     F-13

Schedule III -Real Estate and Accumulated Depreciation ........................     F-41

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Ridgewood Hotels, Inc.
Hoschton, Georgia

We have audited the accompanying consolidated balance sheet of Ridgewood Hotels, Inc. and Subsidiaries (the "Company") as of March 31, 2002, and the related statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses, negative operating cash flows, and its obligation to purchase the remaining interest in Louisville Hotel, LLC by September 30, 2002, as discussed in Note 13 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Atlanta, Georgia
August 13, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ridgewood Hotels, Inc.
Hoschton, Georgia

We have audited the consolidated financial statements of Ridgewood Hotels, Inc. and subsidiaries (the "Company") as of March 31, 2002 and for the year then ended, and have issued our report thereon dated August 13, 2002, which report includes an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of the Company, Schedule III of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Atlanta, Georgia
August 13, 2002

To Ridgewood Hotels, Inc.

We have audited the accompanying consolidated balance sheet of RIDGEWOOD HOTELS, INC. (a Delaware Corporation) AND SUBSIDIARIES as of March 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' investment and cash flows for the year ended March 31, 2001 and the seven months ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ridgewood Hotels, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for the year ended March 31, 2001 and the seven months ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Atlanta, Georgia
July 10, 2001

      The reports of Arthur Andersen LLP included herein with respect to the Financial Statement Schedule III, Real Estate and Accumulated Depreciation, included herein and the financial statements included herein are copies of reports previously issued by Arthur Andersen LLP relating to the Company's financial statement schedule and financial statements for the years ended March 31, 2001 and 2000. Such reports have not been reissued, and the consent of Arthur Andersen LLP with respect to such reports has not been obtained. As a result, your ability to assert claims against Arthur Andersen LLP may be limited. Since we have not been able to obtain the written consent of Arthur Andersen LLP, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of material fact contained in the report or financial statements or any omissions to state a material fact required to be stated in the financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To Ridgewood Hotels, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements as of March 31, 2001 and included in RIDGEWOOD HOTELS, INC.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 10, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(a) of this Form 10-K is the responsibility of the Company's management, is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
Atlanta, Georgia
July 10, 2001

      The reports of Arthur Andersen LLP included herein with respect to the Financial Statement Schedule III, Real Estate and Accumulated Depreciation, included herein and the financial statements included herein are copies of reports previously issued by Arthur Andersen LLP relating to the Company's financial statement schedule and financial statements for the years ended March 31, 2001 and the seven months ended March 31, 2000. Such reports have not been reissued, and the consent of Arthur Andersen LLP with respect to such reports has not been obtained. As a result, your ability to assert claims against Arthur Andersen LLP may be limited. Since we have not been able to obtain the written consent of Arthur Andersen LLP, you will not be able to recover against Arthur Andersen LLP under
      Section 11 of the Securities Act for any untrue statements of material fact contained in the report or financial statements or any omissions to state a material fact required to be stated in the financial statements.

                        Report of Independent Accountants

To the Board of Directors and
Shareholders of Ridgewood Hotels, Inc.

In our opinion, the accompanying consolidated statements of operations, of shareholders' investment and of cash flows present fairly, in all material respects, the results of operations, changes in shareholders' investment and cash flows for the year ended August 31, 1999 of Ridgewood Hotels, Inc. and its subsidiaries (the "Company"), in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia

November 17, 1999

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001
($000's omitted, except share and per share data)

                                                          March 31,  March 31,
                                                             2002       2001
                                                          --------------------
Assets:

Current assets:
  Cash and cash equivalents                               $   1,150  $   1,478
  Receivables from affiliates (note 7)                          156        402
  Other operating receivables, net of allowance for
    doubtful accounts of $154 and $262, respectively            553        407
  Note receivable (note 11)                                      --        250
  Other current assets                                          829        109
                                                          --------------------
  Total current assets                                        2,688      2,646

Real estate investments (note 2):
  Real estate properties
    Operating properties, net of accumulated
      depreciation of $820 and $-0-, respectively            20,058         --
    Land held for sale, net of allowance for possible
      losses of $3,155                                        1,365      1,400

  Investment in unconsolidated entities, net of
    allowance for possible losses of $3,200 in 2002
    and 2001 (notes 3 and 9)                                     --         --
                                                          --------------------

  Total real estate investments, net                         21,423      1,400

Management contracts, net of accumulated amortization
  of $807 and $728, respectively (note 6)                     1,192      1,688

Other assets, net of accumulated depreciation of
  $130 and $95, respectively                                    289         37
                                                          --------------------
                                                          $  25,592  $   5,771
                                                          ====================

                                                                     (continued)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001
($000's omitted, except share and per share data)

                                                                  March 31,    March 31,
                                                                     2002         2001
Liabilities:
                                                                  ----------------------
Current liabilities:
  Current maturities of long-term debt (note 4)                   $   2,257    $      --
  Accounts payable                                                      330          296
  Payables to affiliates (note 7)                                        25          206
  Accrued salaries, bonuses and other compensation                      251          101
  Accrued legal and audit expense                                       160          207
  Lease commitment for vacated office (note 3)                           26           94
  Accrued interest and other liabilities                                592          310
                                                                  ----------------------
  Total current liabilities                                           3,641        1,214

Accrued pension liability (note 8)                                      845          894
Other long-term liabilities                                              --           30
Long-term debt (note 4)                                              20,674        1,933
                                                                  ----------------------
  Total liabilities                                                  25,160        4,071
                                                                  ----------------------

Commitments and contingencies:  (notes 3, 4, 7, 8 and 9)

Shareholders' investment: (note 6)
  Series A convertible cumulative preferred stock,
    $1 par value, 1,000,000 shares authorized,
    450,000 shares issued and outstanding in 2002 and
    2001 (liquidation preference of $4,710,000 and
    $4,350,000 in 2002 and 2001, respectively)                          450          450
  Common stock, $0.01 par value, 5,000,000 shares
    authorized, 2,513,480 shares issued and outstanding
    in 2002 and 2001                                                     25           25
  Paid-in surplus                                                    17,671       17,671
  Accumulated deficit                                               (17,714)     (16,446)
                                                                  ----------------------
    Total shareholders' investment                                      432        1,700
                                                                  ----------------------
                                                                  $  25,592    $   5,771
                                                                  ======================

                                                                     (concluded)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED MARCH 31, 2002, 2001 AND AUGUST 31, 1999 AND FOR THE SEVEN MONTHS ENDED MARCH 31, 2000 AND 1999
($000's omitted, except share and per share data)

                                                                                                   For the
                                                                                                    Fiscal
                                     For the Fiscal Year Ended      For the Seven Months Ended    Year Ended
                                    -------------------------------------------------------------------------
                                       March 31,      March 31,      March 31,      March 31,      August 31,
                                         2002           2001           2000           1999           1999
                                                                                   (Unaudited)
                                    -------------------------------------------------------------------------
Revenues:
  Revenues from wholly-
    owned hotel operations             $  7,504       $  1,789       $  1,696       $  1,649       $  2,703
  Revenues from hotel management-
    Related party                           881          1,146             --             --             --
    Other                                   457          1,388            927            662          1,213
  Sales of real estate properties           127          5,798            598            363            458
  Equity in net income
    of unconsolidated entities              251            251            133             85            156
  Interest income                            30             72              1             10             15
  Other                                      89             22             23             --              2
                                    -------------------------------------------------------------------------
                                          9,339         10,466          3,378          2,769          4,547
Costs and expenses:
  Expenses of wholly-
    owned real estate properties          5,293          2,180          1,566          1,399          2,365
  Costs of real estate sold                  35          2,922            263            283            379
  Lease expense for
    vacated office                           13            107             --             --             --
  Depreciation and amortization           1,392            546            218            217            459
  Interest expense                        1,984            273            348            198            342
  General, administrative
    and other                             1,891          2,202          1,506          1,178          2,137
  Provision for doubtful accounts            (1)           189             34             --             --
  Business development                       --             17             59             87            148
  Writedown on hotel investment              --          2,000          1,200             --             --
                                    -------------------------------------------------------------------------
                                         10,607         10,436          5,194          3,362          5,830
                                    -------------------------------------------------------------------------
Income (loss) before taxes               (1,268)            30         (1,816)          (593)        (1,283)
Income taxes                                 --            (70)            --             --             --
                                    -------------------------------------------------------------------------
Net loss                                 (1,268)           (40)        (1,816)          (593)        (1,283)
Unaccrued preferred dividends              (360)          (360)          (210)          (210)          (360)
                                    -------------------------------------------------------------------------
Net loss applicable to
  common shareholders                  $ (1,628)      $   (400)      $ (2,026)      $   (803)      $ (1,643)
                                    -------------------------------------------------------------------------
Basic and diluted loss per
  common share                         $  (0.65)      $  (0.16)      $  (1.07)      $  (0.53)      $  (1.09)
                                    =========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
FOR THE PERIODS ENDED MARCH 31, 2002, 2001, 2000 AND
AUGUST 31, 1999
(000's Omitted)

                                                                                            Note
                                                                                          Receivable
                                                                                            from
                               Preferred               Common                             Officer for                   Total
                                 Stock                 Stock                    Paid-in   Purchase of  Accumulated   Shareholders'
                                 Shares     Amount     Shares         Amount    Surplus   Common Stock   Deficit      Investment
                               ---------------------------------------------------------------------------------------------------
Balance, August 31, 1998         450,000   $    450   1,513,480      $     15   $ 15,861    $    (75)   $(13,307)      $  2,944
  Repayment of note receivable        --         --          --            --         --          75          --             75
  Dividends on preferred stock        --         --          --            --       (180)         --          --           (180)
  Net loss                            --         --          --            --         --          --      (1,283)        (1,283)
                               --------------------------------------------------------------------------------------------------

Balance, August 31, 1999         450,000        450   1,513,480            15     15,681          --     (14,590)         1,556
  Issuance of common stock            --         --   1,000,000            10      1,990          --          --          2,000
  Net loss                            --         --          --            --         --          --      (1,816)        (1,816)
                               --------------------------------------------------------------------------------------------------

Balance, March 31, 2000          450,000        450   2,513,480            25     17,671          --     (16,406)         1,740
  Net loss                            --         --          --            --         --          --         (40)           (40)
                               --------------------------------------------------------------------------------------------------

Balance, March 31, 2001          450,000        450   2,513,480            25     17,671          --     (16,446)         1,700
  Net loss                            --         --          --            --         --          --      (1,268)        (1,268)
                               --------------------------------------------------------------------------------------------------

Balance, March 31, 2002          450,000   $    450   2,513,480      $     25   $ 17,671    $     --    $(17,714)      $    432
                               ==================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MARCH 31, 2002, 2001 AND AUGUST 31, 1999 AND FOR THE SEVEN MONTHS ENDED MARCH 31, 2000 AND 1999
($000's omitted)

                                                                                             For the Seven        For the Fiscal
                                                           For the Fiscal Year Ended          Months Ended          Year Ended
                                                           ---------------------------------------------------------------------
                                                             March 31,     March 31,     March 31,     March 31,     August 31,
                                                               2002          2001          2000          1999          1999
                                                                                                      (Unaudited)
                                                           ---------------------------------------------------------------------
Cash flows used in operating activities:
  Net loss                                                   $ (1,268)     $    (40)     $ (1,816)     $   (593)     $ (1,283)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                             1,392           546           218           217           459
      Provision for doubtful accounts                            (108)          189            34            --            --
      Decrease (increase)  in note receivable                     250          (250)           --            --            --
      Writedown on hotel investment                                --         2,000         1,200            --            --
      Gain from sale of real estate properties                    (92)       (2,876)         (335)          (80)          (79)
      Decrease (increase) in receivables from affiliates          246          (340)          (62)           --            --
      (Decrease) increase in payables to affiliates              (181)          131            75            --            --
      Decrease (increase) in other operating receivables          290          (264)         (125)         (233)         (143)
      Decrease (increase) in other assets                          15           316           (34)          220           175
      (Decrease) increase in accounts payable
        and accrued liabilities                                  (535)           94           236          (228)           80
                                                           ---------------------------------------------------------------------
Total adjustments                                               1,277          (454)        1,207          (104)          492
                                                           ---------------------------------------------------------------------
Net cash used in operating activities                               9          (494)         (609)         (697)         (791)
                                                           ---------------------------------------------------------------------

Cash flows from investing activities:
  Consolidation of hotel, net of cash consolidated                128            --            --            --            --
  Investment in unconsolidated entities                            --            --          (124)           --          (184)
  Proceeds from sale of real estate                               127         4,371           562           340           423
  Additions to real estate properties                            (211)           --           (17)          (42)          (65)
                                                           ---------------------------------------------------------------------
    Net cash provided by investing activities                      44         4,371           421           298           174
                                                           ---------------------------------------------------------------------

Cash flows used in financing activities:
  Dividends on preferred stock                                     --            --            --          (180)         (180)
  Repayments of debt                                             (381)       (2,657)          (25)          (37)          (62)
  Payment received on note receivable from
    stock issuance                                                 --            --            --            --            75
                                                           ---------------------------------------------------------------------
    Net cash used in financing activities                        (381)       (2,657)          (25)         (217)         (167)
                                                           ---------------------------------------------------------------------

Net  (decrease) increase in cash and cash
  equivalents                                                    (328)        1,220          (213)         (616)         (784)
Cash and cash equivalents at beginning
  of period                                                     1,478           258           471         1,255         1,255
                                                           ---------------------------------------------------------------------
Cash and cash equivalents at end of period                   $  1,150      $  1,478      $    258      $    639      $    471
                                                           =====================================================================

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MARCH 31, 2002, 2001 AND AUGUST 31, 1999 AND FOR THE SEVEN MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITY:

                                                                         For the Seven       For the Fiscal
                                       For the Fiscal Year Ended          Months Ended          Year Ended
                                       ---------------------------------------------------------------------
                                         March 31,     March 31,     March 31,     March 31,    August 31,
                                           2002          2001          2000          1999          1999
                                                                                  (Unaudited)
                                       ---------------------------------------------------------------------
Consolidation of hotel assets-
  Land                                  $ 2,400,000            --            --            --            --
  Buildings                              17,158,000            --            --            --            --
  FF&E                                    1,205,000            --            --            --            --

Consolidation of hotel long-term debt   $21,171,000            --            --            --            --


Interest paid                           $ 2,005,000   $   257,000   $   322,000   $   198,000   $   342,000

Income taxes paid                                --        35,000            --            --            --

Issuance of 1,000,000 common shares
  in exchange for management
  contract                                       --            --     2,000,000            --            --

Notes payable issued in conjunction
  with additional investment in
  Louisville Hotel, LLC                          --            --     1,933,000            --            --

Transfer of 10% ownership interest
  in Louisville Hotel, LLC                       --            --       443,000            --            --

The accompanying notes are an integral part of the consolidated financial statements.

Ridgewood Hotels, Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
March 31, 2002 and 2001 and August 31, 1999

1. Description of Business and Significant Accounting Policies

Description of the Business

      Ridgewood Hotels, Inc. (the "Company") is a Delaware corporation primarily engaged in the hotel management business. The Company also owns one hotel that it manages and owns undeveloped land that it holds for sale.

      The Company's common stock is quoted on the over-the-counter bulletin board service of the National Association of Securities Dealers ("NASDAQ").

      On January 10, 2000, the Company entered into a management agreement ("Management Agreement") with Fountainhead Development Corp., Inc. ("Fountainhead") to perform management services at Chateau Elan Winery and Resort located in Braselton, Georgia ("Chateau Elan Georgia"), one of Fountainhead's properties, for a period of five years beginning on March 24, 2000. In consideration of the Management Agreement, the Company issued to Fountainhead 1,000,000 shares of common stock. The determined market value of the management contract was $2,000,000 at the time of the transaction based upon an analysis of the discounted expected future cash flows from the management contract and significant stock transactions with a third party. See also note 6.

      On January 11, 2000, one of the principal shareholders and President of the Company, N. Russell Walden, sold 650,000 shares of the common stock to Fountainhead, and a new President of the Company was elected. Another principal shareholder, ADT Security Services, Inc. ("ADT"), sold 450,000 shares of preferred stock of the Company to Fountainhead. Through the issuance of the common stock pursuant to the Management Agreement and the acquisitions of existing common stock and preferred stock, Fountainhead has obtained beneficial ownership of approximately 78% of the Company. Fountainhead is engaged principally in the business of owning and operating hotels, resorts and other real estate properties. See also note 6.

Summary of Significant Accounting Policies

      The consolidated financial statements of the Company include the accounts of all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      On March 28, 2000, the Company changed its fiscal year from August 31 to March 31.

Per Share Data -

      Basic earnings per share is based on the weighted average effect of all common shares issued and outstanding, and is calculated by dividing net loss available to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net loss available to common shareholders, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earning per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. At March 31, 2002, stock options and convertible securities totaling 1,654,500 shares, represented the only securities that could potentially dilute earnings per common share in future periods.

Management Contracts-

      Management contracts were recorded at their estimated fair value at the date of acquisition and are being amortized over the life of the contract. Fair value is determined based upon an analysis of discounted expected future cash flows from the management contract. Revenues from hotel management are based on agreements, which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accounting fees are set monthly fees charged to hotels, which utilize centralized accounting services provided by the Company.

      In 1997, the Emerging Issues Task Force ("EITF") issued No. 97-2, "Application of Financial Accounting Standards Board ("FASB") Statement No. 94 and Accounting Principles Board ("APB") Opinion No.16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements". EITF No. 97-2 establishes that physician practice management entities have a controlling interest in a physician practice if certain requirements are met. None of the Company's hotel management agreements meet these requirements. Accordingly, the Company does not consolidate the financial statements of hotels under a management agreement.

Investments in Unconsolidated Entities-

      The Company's investments in unconsolidated entities are accounted for using the equity method of accounting. The investments were originally recorded at cost and have been adjusted to recognize the Company's share of contributions, distributions, and earnings or losses. The amount of the adjustment for partnership earnings or losses is included in the determination of the Company's net income. Intercompany profits and losses are eliminated.

Capitalization Policies -

      Repairs and maintenance costs are expensed in the period incurred. Major improvements to existing properties that increase the usefulness or useful life of the property are capitalized. Management contracts are capitalized based on their estimated fair value at the date of the contract.

Depreciation and Amortization Policies -

      The Company depreciates operating properties and any related improvements by using the straight-line method over the estimated useful lives of such assets, which are generally 30 years for building and land improvements and 5 years for furniture, fixtures and equipment. Depreciation expense for the fiscal years ended March 31, 2002 and 2001, respectively, was approximately $844,000 and $41,000, respectively. Depreciation expense for the seven months ended March 31, 2000 was $145,000 and $89,000 for the seven months ended March 31, 1999 (unaudited). Depreciation expense for the fiscal year ended August 31, 1999 was approximately $180,000.

      The Company amortizes certain intangible assets over the useful life of those assets. Management contracts for which consideration is given are amortized over the life of the contract. Amortization expense for the fiscal years ended March 31, 2002 and 2001 was approximately $548,000 and $505,000, respectively. Amortization expense for the seven months ended March 31, 2000 was $73,000 and $117,000 for the seven months ended March 31, 1999 (unaudited). Amortization expense for the year ended August 31, 1999 was approximately $279,000.

Impairment of Long Lived Assets-

      The Company reviews the net carrying value of its hotels and other long-lived assets if any facts and circumstances suggest their recoverability may have been impaired. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows, including the projected undiscounted future net proceeds from the sale of the hotel or other long-lived assets. In the event such sum is less than the depreciated cost of the hotel or other long-lived asset, the hotel or other long-lived asset will be written down to estimated fair market value. The Company recorded losses of $2,000,000 and $1,200,000 in the year ended March 31, 2001 and seven months ended March 31, 2000, respectively, for impairment of the Company's equity investment in Louisville Hotel, LLC (see notes 3 and 8).

Stock-Based Compensation -

      The Company accounts for stock options using the intrinsic value method and issues stock options only to employees and directors at exercise prices that are equal to or more than the fair value of the underlying shares on the date of each grant. Accordingly, no compensation expense is recorded in the accompanying statement of operations with respect to the grant of stock options.

Cash and Cash Equivalents -

      For the purpose of the consolidated statements of cash flows, cash and cash equivalents include all highly liquid investments with original maturities of three months or less when purchased.

Fair Value of Financial Instruments -

      The recorded values of financial instruments including cash, accounts receivable, notes receivable, accounts payable and accrued liabilities reflected in the financial statements are representative of their fair value due to the short-term nature of the instruments. The estimated fair value of long-term debt is disclosed in note 4.

Deferred Loan Costs-

      Costs associated with obtaining and maintaining debt financing are included within prepaids and other assets. The costs are capitalized and are amortized over the life of the related debt instrument.

Revenue Recognition -

      Revenue related to management contracts is recognized in the month that the services are provided. Hotel revenue and incentive revenue is recognized when earned. Reserves are established for estimated unrecoverable amounts.

      Gains on sales of real estate assets are recognized at the time title to the asset is transferred to the buyer, subject to the adequacy of the buyer's initial and continuing investment and the assumption by the buyer of all future ownership risks of the property. The gain for sales of operating properties is calculated based on the net carrying value of the property at the time of sale. The net carrying value represents the costs of acquisition, renovation or betterment of the property, less accumulated depreciation of such costs. For gains on land sales, the gain is calculated based on the value assigned to the lot through specific identification of costs or the relative sales value of the lot to the entire property.

Derivative Financial Instruments -

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. On January 1, 2001, the Company adopted SFAS No. 133, as amended. The adoption did not have a material effect on the Company's financial position or results of operations.

Segment and Related Information Reporting -

      In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This standard requires that enterprises report financial and descriptive information about its reportable operating segments. The Company currently has two operating segments, real estate hotel ownership and management, that is the basis for the consolidated information in the financial statements. See note 12.

New Accounting Pronouncements-

      In June 2001, SFAS No. 141, "Business Combinations," was issued. This statement eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted this standard on July 1, 2001 and adoption of this standard did not have a significant effect on the Company's financial statements.

      In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued establishing accounting and reporting standards that address how goodwill and intangible assets should be accounted for within the financial statements. The statement requires companies to not amortize goodwill and intangible assets with indefinite lives, but to test such assets for impairment annually. An intangible asset that has a finite life should be amortized over its useful life and evaluated for impairment on a regular basis. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on April 1, 2002 and adoption of this standard did not have a significant effect on the Company's financial statements. The Company intends to test such assets for impairment on an annual basis.

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on April 1, 2002 and adoption of this standard did not have a significant effect on the Company's financial statements.

      In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 had no effect on the financial position and results of operations of the Company.

      In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued which nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring"). The adoption of SFAS No. 146 had no effect on the financial position and results of operations of the Company.

Use of Estimates -

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions within the financial statements include actual results that could differ from those estimates.

2. Real Estate Investments

      The Company's operating real estate properties by type at March 31, 2002 and 2001 were as follows ($000's omitted):

                                                     March 31,
                                                   2002      2001
                                                 -------   -------
             Land                                $ 2,400   $    --
             Buildings and improvements           17,166        --
             Furniture, fixtures and equipment     1,312        --
                                                 -------   -------
                Operating properties, at cost    $20,878   $    --
                                                 =======   =======

      The Company's operating real estate investments at March 31, 2002 include the consolidated assets of RW Louisville Hotel Associates LLC ("Associates), as described in note 3. In prior years, the investments in Associates was accounted for on the equity method of accounting.

      The Company also owns six parcels of undeveloped land, which it holds for sale, two of which are located in Florida, and one each located in Georgia, Texas, Ohio and Arizona. The total cost of these land parcels is approximately $4,520,000 excluding a reserve against the properties of approximately $3,155,000, at March 31, 2002 and 2001. The parcels located in Phoenix, Arizona and Longwood, Florida are pledged as security for certain Company obligations. See notes 3 and 9. The Company has no plans to develop the remaining properties. The Company intends to sell the other properties at such time as the Company is able to negotiate sales on terms acceptable to the Company.

3. Commitments and Contingencies

Consulting Agreements-

      In August 1991, each executive officer was offered a two-year Post-Employment Consulting Agreement (the "Consulting Agreement(s)") whereby the officer agreed that if he or she was terminated by the Company for other than good cause, the officer would be available for consulting at a rate equal to their annual compensation immediately prior to termination and the Company is obligated to make such payments. All officers chose to enter into Consulting Agreements. In August 1998, an amendment was signed by the two executive officers reducing the consulting period by one month for each month that the executive continues to be employed by the Company through August 31, 1999, such that if the executive remained employed by the Company through August 31, 2000, the consulting period would be twelve months in duration. In addition, two other employees were offered and chose to enter into one year Consulting Agreements.

      In January 2000, one of the executives was terminated and entered into an amended six-month consulting agreement. In May 2000, one of the executives and one of the employees was terminated, and each entered into the one-year consulting fee arrangement. In June 2000, the other executive was terminated and entered into an arrangement that was less than one year. At March 31, 2002, only one employee was still employed by the Company who had signed a Consulting Agreement. This employee has left the Company subsequent to March 31, 2002. There are no longer any Consulting Agreements outstanding.

Litigation-

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

      In November 2000, the Court entered an Order Partially Implementing Decisions and Scheduling Proceedings on Rescissory Damages (the "November 2000 Order"). The November 2000 Order, among other things, orders the rescission of the Company's outstanding preferred stock and the issuance of 1,350,000 shares of the Company's common stock in return therefore, but the rescission of the preferred stock is stayed subject to the Court's entry of a final order on the remaining issues. The November 2000 Order also provides that the Court must determine (i) if defendant Triton will be required to return to the Company $1,162,000 in dividends previously paid on the preferred stock and whether interest will be required to be paid on such dividends and (ii) the amount of rescissory damages, if any, that Messrs. Walden, Stiska and Earley should be required to pay to the Company and whether such damages are subject to pre-judgment interest from September 1, 1994. The parties have conducted additional discovery with respect to the remedy issues. In January 2002, the Court held an evidentiary hearing with respect to the remaining damages issues. Subsequently, the parties submitted additional briefs and presented oral argument to the Court with respect to such issues. The Court has not issued a ruling.

      As a derivative action, the Company does not believe that the ultimate outcome of the litigation will result in a material adverse effect on its financial condition. However, the Company may be required to pay plaintiff's attorneys' fees. In addition, Mr. Walden has asserted that he has the right to the continued advancement of his legal fees and expenses under the Company's Certificate of Incorporation (as amended), subject to an undertaking to pay such advances back if required under Delaware law. In January 2002, the Company entered into an agreement with Mr. Walden (without acknowledging Mr. Walden's right to such advancement) pursuant to which the Company agreed to advance to Mr. Walden fees and expenses incurred by Mr. Walden through the date of such agreement and to continue to advance reasonable fees and expenses until such time as the Company terminates such agreement. Mr. Walden agreed to reimburse the Company for all fees and expenses advanced or to be advanced to him if it shall ultimately be determined by the Court that he is not entitled to indemnification with respect to the action. Mr. Walden also pledged as security for his undertaking one-half (1/2) of the annual payments to be made to Mr. Walden pursuant to the consulting agreement between him and the Company dated January 11, 2000.

Louisville Hotel- (See also Note 9)

      On May 13, 1998, RW Louisville Hotel Associates LLC ("Associates") was organized as a limited liability company under the laws of the State of Delaware. Associates was organized to own and manage the Holiday Inn ("the Hotel") located in the Louisville, Kentucky area. The Company's investment in RW Hotel Partners, L.P. of $337,500 was transferred to Associates at its historical basis. Simultaneously, the Company invested $362,000 into Louisville Hotel, LLC, a Delaware limited liability company (the "LLC"). The combined equity of $699,500 represented a 10% interest in the Hotel. The LLC loaned $3,620,000 to Associates in return for all cash flows generated from the Hotel. On September 30, 1999, the Company purchased additional equity in the LLC. The Company increased its ownership in the LLC from 10% to 80%. The consideration paid to acquire the increased ownership was $2,500,000. The majority of the purchase price was evidenced by three promissory notes (the "Notes") totaling $1,933,000. The Notes are cross-defaulted, bear interest at 13% and mature on September 30, 2002. Holding an 80% ownership interest in the LLC, the Company is now the Managing Member of the LLC. Louisville Hotel, L.P. ("Louisville") holds the remaining 20% ownership in the LLC and is the Non-Managing Member. Pursuant to the LLC's Operating Agreement dated as of May 1998, as amended on September 30, 1999 (as amended, the "Operating Agreement"), the Company has the right at any time to purchase Louisville's remaining interest in the LLC (the "Purchase Option"). The Operating Agreement provides that the purchase price for Louisville's interest is equal to the sum of (a) Louisville's total capital contributions to the LLC ($3,100,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to Louisville if the LLC sold the Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). However, the Purchase Option is only exercisable in connection with concurrent payment in full of all remaining amounts due under the Notes. Under the terms of the Operating Agreement, no later than September 30, 2002, the Company is obligated to purchase Louisville's remaining interest in the LLC for the Option Price (the "Purchase Obligation"). The Company's obligation to purchase the remaining interest in the LLC is secured by the Company's interest in the LLC and the Company's property located in Longwood, Florida and Phoenix, Arizona. As a result, in the event that the Company fails to pay off the Notes by September 30, 2002, such failure could result in the Company forfeiting its land in Longwood, Florida and Phoenix, Arizona and its remaining interest in the LLC and Louisville would have the right to pursue all rights and remedies based upon such default as provided in the loan documents. Based on the estimated value of the Hotel as of March 31, 2002, the estimated Option Price is approximately $3,200,000. See note 13 for further discussion of the company's going concern considerations.

      Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates would be subject to liquidated damages under the Franchise Agreement equal to approximately 24 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $32,000.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Plan"). Under the Plan, Associates is required to make approximately $1,200,000 of improvements to the Hotel by December 31, 2002, as well as meet certain interim milestones. As of March 31, 2002, Associates has spent approximately $692,000 on improvements and has approximately $340,000 in escrow to spend on improvements. The Company has received an extension to May 1, 2004 for completion of the Property Improvement Plan and the funding by Associates should be sufficient for its completion.

Lease Obligation-

      In January 2001, the Company changed the location of its principle executive offices. The Company leases its office space for $3,984 per month from Nanco Co., which is owned by one of the Company's directors. The Company charges Chateau Elan Marketing $1,992 per month for their share of the use of office space. The lease terms are month-to-month and at market rates for comparable space. In March 2001, the Company signed a sublease agreement ("Sublease") on the space previously used for its executive offices. The Sublease was for a term of thirteen months and commenced on May 1, 2001. Pursuant to the Sublease the Company received $8,738 per month for thirteen months. The Company paid $13,107 per month for the existing lease, which expired in May 2002. The Company made payments related to the vacated space of approximately $13,000 and $107,000, respectively, during the fiscal years ended March 31, 2002 and 2001. The Company has a remaining lease commitment liability of approximately $26,000 as of March 31, 2002.

4. Long-Term Debt

      On September 30, 1999, the Company entered into three promissory Notes in order to purchase additional equity in the LLC (see Note 3). A promissory note for $1,333,000 is secured by the Company's ownership interest in the LLC and two other promissory notes for $300,000 each, with one secured by the Company's Phoenix, Arizona land and the other secured by the Company's Longwood, Florida land. The total carrying value of the assets pledged as collateral is approximately $620,000 as of March 31, 2002. The Notes are cross-defaulted, bear interest at 13%, mature on September 30, 2002 and are non-recourse to the Company. Interest payments are $20,941 per month beginning in November 1999. Interest expense was $251,000, $251,000 and $126,000, respectively, for the fiscal years ended March 31, 2002, 2001 and 2000. See also notes 3, 8 and 11.

      The combined approximate average amount of borrowings on the Notes during the year ended March 31, 2002 was $1,933,000. The combined maximum amount of borrowings outstanding under the Notes was $1,933,000, and the balance of the notes at March 31, 2002 was $1,933,000. The carrying value of the Notes approximate their fair value at March 31, 2002.

      On May 21, 1998, Associates entered into a loan with a commercial lender to purchase the Hotel (the "Hotel Loan"). The loan proceeds were $18,500,000, and the Hotel serves as collateral for the loan. The loan is for a term of 25 years at a fixed rate of 7.39%. Principal and interest payments are approximately $135,000 per month beginning July 1, 1998. Per the loan agreement, principal and interest payments may increase after July 1, 2008 based on certain terms per the agreement. In addition, Associates is required to make insurance, taxes and repair escrow payments each month. The total amount for these items is a payment of approximately $62,000 per month and could be adjusted annually. The escrow funds are used as tax, insurance and repair needs arise. The repair funds are also being used to fund the Plan described in note 3. As of March 31, 2002 and 2001, the balance of the loan was approximately $17,501,000 and $-0-, respectively. Interest expense for the fiscal years ended March 31, 2002 and 2001 was approximately $1,296,000 and $-0-, respectively.

      The approximate average amount of borrowings on the Hotel loan during the fiscal year ended March 31, 2002 was $17,646,000. The maximum amount of borrowings outstanding under this loan during that period was $17,791,000. The fair value of the loan was approximately $17,828,000 at March 31, 2002.

      On June 2, 1998, Associates, in conjunction with the purchase of the Hotel, entered into a promissory note with LLC in the amount of $3,623,690 and the promissory note is secured by the ownership interest in Associates (the "LLC Loan"). The loan is for a term of ten years at a fixed rate of 13%. Principal and interest payments are payable in monthly installments equal to the monthly net revenue of Associates for each month. As of March 31, 2002 and 2001, the balance of the promissory note was approximately $3,496,000 and $3,380,000, respectively. Interest expense for the fiscal year ended March 31, 2002 and 2001 was approximately $437,000 and $406,000, respectively.

      The approximate average amount of borrowings on the LLC Loan during the year ended March 31, 2002 was $3,438,000. The maximum amount of borrowings outstanding under this note was $3,496,000. The carrying value of the note approximates its fair value at March 31, 2002.

      In June 1995, the Company entered into a loan with a commercial lender to refinance the Ramada Inn in Longwood, Florida (the "Ramada Loan"). The loan proceeds were $2,800,000, and the hotel served as collateral for the loan. The loan was for a term of 20 years with an amortization period of 25 years, at a fixed interest rate of 10.35%. Principal and interest payments were approximately $26,000 per month beginning August 1, 1995. In addition, the Company was required to make a repair escrow payment comprised of 4% of estimated revenues, as well as real estate tax and insurance escrow payments. The total amount for these items was a payment of approximately $22,000 per month and could be adjusted annually. The escrow funds were used as tax, insurance and repair needs arise. Also, commitment fees and loan costs of approximately $159,000 were deferred and were being amortized over 20 years. These costs were expensed as part of the cost of sale when the Longwood property was sold and the loan transferred.

      The approximate average amount of borrowings on the Ramada Loan during the fiscal year ended March 31, 2001 was $2,657,000. The maximum amount of borrowings outstanding under this loan during that period was $2,657,000. This loan was transferred upon the sale of the property in May 2000, and is no longer an obligation of the Company. See note 10.

      Maturities of long-term debt as of March 31, 2002 during the Company's next five fiscal years are as follows:

                    For the Fiscal Year Ended March 31,

                           2003        $2,257,000
                           2004           345,000
                           2005           375,000
                           2006           405,000
                           2007           437,000
                           Thereafter  19,112,000
                                       ----------
                           Total      $22,931,000
                                      ===========

5. Income Taxes

      The provision for income taxes are summarized as follows:

(000's omitted)

                                                        For the Seven         For the Fiscal
                   For the Fiscal Year Ended             Months Ended          Year Ended
                   -------------------------      -------------------------   --------------
                    March 31,      March 31,      March 31,      March 31,      August 31,
                      2002           2001           2000           1999           1999
                                                                (Unaudited)
                   -------------------------      -------------------------   --------------
Current:
  Federal          $       --      $      70      $      --      $      --      $         --
  State                    --             --             --             --                --
                   -------------------------      -------------------------     ------------
Total current              --             70             --             --                --

Deferred:
  Federal                  --             --             --             --                --
  State                    --             --             --             --                --
                   -------------------------      ------------------------      ------------
Total deferred             --             --             --             --                --
                   -------------------------      ------------------------      ------------
Total              $       --      $      70      $      --      $      --      $         --
                   =========================      ========================      ============

The following is a reconciliation of the federal statutory rate to the Company's effective rate:

(000's omitted)

                                                             For the Seven            For the Fiscal
                        For the Fiscal Year Ended             Months Ended              Year Ended
                        -------------------------       --------------------------    ---------------
                        March 31,       March 31,       March 31,       March 31,       August 31,
                          2002            2001            2000            1999            1999
                                                                       (Unaudited)
                        -------------------------       --------------------------    ---------------
Tax at statutory rate   $    (329)      $      10       $    (617)      $    (202)      $       (404)
State taxes, net of
  federal benefit             (31)              1             (66)            (21)               (43)
Permanent items              (124)              2               2               2                 36
Valuation reserve             503             (13)            646             221              1,101
Other                         (19)             70              35              --               (690)
                        -------------------------       --------------------------      -------------
                        $      --       $      70       $      --       $      --       $         --
                        =========================       ==========================      =============

The tax effects of deferred tax assets and liabilities are as follows:

(000's omitted)

                               March 31, 2002    March 31, 2001
                               --------------    --------------
Allowance for Possible
  Losses - Impairments            $ 2,165           $ 2,580
Excess of Book over Tax
  Depreciation                        229               108
Pension Expenses                      318                --
Other                                 181               329
Excess of Book over Tax
  Basis, Income from
  Partnership                         311                --
Tax Loss Carryforwards              6,643             5,264
                                  -------           -------
      Gross Deferred Tax
        Assets                      9,847             8,281
                                  -------           -------
Excess of Book over Tax
  Basis, Income from
  Partnership                        (127)             (114)
Loan Amortization                     (38)              (41)
Other                                 (60)               --
                                  -------           -------
      Gross Deferred Tax
        Liabilities                  (225)             (155)
                                  -------           -------
Deferred Tax Assets
  Valuation Allowance              (9,622)           (8,126)
                                  -------           -------
                                  $     0           $     0
                                  =======           =======

      For financial reporting purposes, a valuation allowance has been recognized at March 31, 2002 and 2001 to reduce the net deferred income tax assets to zero. The net change in the valuation allowance for deferred tax assets in the fiscal year ended March 31, 2002 was an increase of $1,496,000. This change resulted primarily from an increase in the Company's deferred tax assets relating to an increase in the federal and state net operating loss carryforwards that have not previously been reserved for.

      On March 31, 2002, the Company has federal net operating loss carryforwards for income tax purposes of approximately $13,045,000, that will begin to expire in 2005. In January 2000, the Company had an ownership change as defined in Section 382 of the Internal Revenue Code. As such, the net operating loss available to offset future income is limited. The amount of net operating loss available in any year may increase if certain assets are sold.

6. Shareholders' Investment

Common and Preferred Stock -

      There are currently 5,000,000 shares of common stock authorized, of which 2,513,480 are outstanding, of which approximately 66% is owned by Fountainhead. In addition, Fountainhead owns 450,000 shares of convertible preferred stock such that Fountainhead has beneficial ownership of approximately 78% of the Company.

      There are currently 1,000,000 authorized shares of the Company's Series A Convertible Preferred Stock and 450,000 shares issued and outstanding. The preferred stock is redeemable by the Company at $8.00 per share and accrues dividends at a rate of $0.40 per share annually for the first two years and at a rate of $0.80 per share annually thereafter. Dividends are payable quarterly commencing on November 1, 1994. Each share of the preferred stock is convertible into three shares of the Company's common stock effective August 16, 1996 and is subject to certain anti-dilution adjustments. As of March 31, 2001, no shares have been converted. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of preferred stock shall be entitled to receive $8.00 per share of preferred stock plus all dividends not previously declared and unpaid thereon. As of March 31, 2002 and 2001, there are $1,110,000 and $750,000, respectively, of dividends in arrears owed to Fountainhead. Preferred dividends paid in fiscal years 1998 and 1999 have been charged against paid-in-surplus since the Company has an accumulated deficit.

Fountainhead Transaction -

      On January 10, 2000, the Company entered into a Management Agreement with Fountainhead to perform management services at Chateau Elan Georgia for a period of five years beginning on March 24, 2000. In consideration of the Management Agreement, the Company issued to Fountainhead 1,000,000 shares of common stock at a fair value of $2.00 per share. The determined market value of the management contract was $2,000,000 at the time of the transaction based upon an analysis of the discounted expected future cash flows from the management contract and significant stock transactions with a third party. This asset is being amortized over the life of the contract.

      On January 11, 2000, Mr. Walden, a principal shareholder and then President of the Company, sold 650,000 shares of common stock to Fountainhead, and a new President of the Company was elected. Another principal shareholder, ADT, sold 450,000 shares of preferred stock of the Company to Fountainhead. Through the issuance of the common stock pursuant to the Management Agreement and the acquisitions of Mr. Walden's common stock and ADT's preferred stock, Fountainhead has obtained beneficial ownership of approximately 78% of the common stock. Fountainhead is engaged principally in the business of owning and operating hotel, resort and other real estate properties.

Loss Per Share -

The following table sets forth the computation of basic and diluted loss per share:

                                                                              For the Seven          For the Fiscal
                                        For the Fiscal Year Ended              Months Ended            Year Ended
                                       ----------------------------------------------------------------------------
                                        March 31,       March 31,       March 31,       March 31,      August 31,
                                          2002            2001            2000            1999            1999
                                                                                       (Unaudited)
                                       ----------------------------------------------------------------------------
Net loss                                (1,268,000)        (40,000)     (1,816,000)       (593,000)     (1,283,000)
Less preferred dividends paid                   --              --              --         (90,000)       (180,000)
Less undeclared preferred dividends       (360,000)       (360,000)       (210,000)       (120,000)       (180,000)
                                       ----------------------------------------------------------------------------
Net loss applicable to
  common shareholders                  $(1,628,000)    $  (400,000)    $(2,026,000)    $  (803,000)    $(1,643,000)
Weighted average shares outstanding
  -basic and diluted                   $ 2,513,000     $ 2,513,000     $ 1,898,000     $ 1,513,000     $ 1,513,000
                                       ============================================================================
Basic and diluted loss per
  common share                         $     (0.65)    $     (0.16)    $     (1.07)    $     (0.53)    $     (1.09)
                                       ============================================================================

      The effect of the Company's stock options and convertible securities was excluded from the computations for the twelve months ended March 31, 2002 and 2001, the seven months ended March 31, 2000 and 1999 and for the year ended August 31, 1999, as they are antidilutive. Accordingly, for the periods presented, diluted net loss per share is the same as basic net loss per share.

1993 Stock Option Plan -

      On March 30, 1993, the Company granted options to purchase 378,000 shares of common stock at a price of approximately $1.83 per share to its key employees and one director under the Ridgewood Hotels, Inc. 1993 stock option plan (the "Option Plan"). The exercise price equaled the fair market value at the date of grant. The options vested over a four-year period in 25% increments. All options expire ten years from the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. As of March 31, 2002, there were only 18,000 options remaining un-expired that were granted to the director.

      On June 13, 2000, 25,000 additional grants were issued to a director at an exercise price of $2.25, which was no less than the fair market value at the date of the grant. These options vest immediately and expire five years after the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. None of these options were exercised as of March 31, 2002.

      On July 1, 2000, 258,500 additional grants were issued to key employees at a price of $2.00 per share, which was no less than the fair market value at the date of the grant. Certain employees' options vest over a four-year period in 25% increments while certain others vest over a four-year period with 10% the first year, 25% the second year, 50% the third year and 100% the fourth year. All options granted on July 1, 2000 expire ten years from the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. None of these options were exercised as of March 31, 2002.

      Had the Company recorded compensation expense for its stock option plans instead of following the intrinsic value method, the Company's net loss for the fiscal year ended March 31, 2002 and 2001 and the seven months ended March 31, 2000, would have decreased to the pro forma amount indicated below:

                                                     2002         2001
                                                     ----         ----

      Net loss:
        As reported                               $  (1,268)    $    (40)
        Pro forma                                    (1,352)        (158)

      Basic and diluted loss per common share:

        As reported                                   (0.65)       (0.16)
        Pro forma                                     (0.68)       (0.21)

      The weighted average fair value of options granted estimated on the date of grant using the Black-Scholes model was $1.48 for options granted in 2000. The fair value of the options granted was based on the following assumptions: volatility of 139 percent, dividend yield of 0 percent, risk free interest rate of 6.09 percent for options granted on July 1, 2000 and 6.49 percent for options granted on June 13, 2000, and a forfeiture rate of 0 percent.

7. Related Party Transactions-

      In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

      The Management Agreement has a term of five years but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, then Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment. As a result of the Fountainhead transactions, the Company's President resigned, and Henk H. Evers was appointed as President and Chief Operating Officer effective January 11, 2000. At the Company's request, Fountainhead continues to pay Mr. Evers' salary as an advance to the Company. Effective September 2000, the President has assumed certain responsibilities previously handled by the general manager of Chateau Elan Georgia. The Company was charged approximately $282,000 for Mr. Evers salary and benefits during fiscal year ending March 31, 2002. From January 2000 through March 2001, the Company had accrued $296,000 in expenses relating to the compensation advanced. The

Company reduced the compensation advanced liability by $90,000 by netting accrued development fees owed to the Company by Fountainhead for managing one of Fountainhead's properties located in St. Andrews, Scotland ("St. Andrews") against this liability. After reducing the compensation advanced by $90,000, there was $206,000 of accrued liability remaining at March 31, 2001 and $25,000 of accrued liability remaining at March 31, 2002. The Company had recorded a $75,000 accrued liability for Mr. Evers salary as of March 31, 2000.

      As of March 31, 2002, the Company manages Chateau Elan Georgia, Chateau Elan Sebring and St. Andrews. All of these hotels are Fountainhead properties. St. Andrews opened on June 14, 2001. The Company has management agreements for managing Chateau Elan Sebring and St. Andrews. The agreements are for six month terms which automatically extend for additional six month terms unless terminated by either party prior to any such extension. The commencement dates were March 1, 2000 and June 1, 2001 for Chateau Elan Sebring and St. Andrews Scotland, respectively. The Company has received $6,000 per month from January 2000 to May 2001 as a development fee while St. Andrews was under construction. For the year ended March 31, 2002, the combined management and development fees for these Fountainhead hotels were approximately $858,000, including $645,000 relating to Chateau Elan Georgia, $70,000 relating to Sebring and $143,000 relating to St. Andrews. The management and development fees from these Fountainhead properties represent approximately 55% of the Company's total management fee revenue for the year ended March 31, 2002. For the year ended March 31, 2001, the Company earned management fees of approximately $973,000 and $60,000 for Chateau Elan Georgia and Sebring, respectively. The combined management and development fees for these Fountainhead hotels were approximately $1,123,000 and represented 44% of the total management fee revenue for the fiscal year ended March 31, 2001. The Company also manages the Lodge at Chateau Elan, a hotel owned by the Company's Chief Executive Officer and President. The Company received management fees of $23,121 and $23,354 from the Lodge at Chateau Elan for the fiscal years ended March 31, 2002 and 2001, respectively. See also note 14- Subsequent Events.

      In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays and is reimbursed by Fountainhead for these expenditures. As of March 31, 2002, Fountainhead owed the Company approximately $156,000 for such unpaid fees and expenses, which represents 25% of the Company's total receivables. As of March 31, 2001, Fountainhead owed the Company approximately $402,000 for such unpaid fees and expenses, which represents 50% of the Company's total receivables.

      For the year ended March 31, 2002 and 2001, the Company was charged approximately $42,000 and $40,000, respectively, for salary related to the Human Resources Director of Chateau Elan Georgia. The Company does not have a full-time Human Resources Director and utilizes Chateau Elan Georgia's part-time. Chateau Elan Georgia deducts the salary from the monthly management fees owed to the Company. The Company's director of marketing and director of finance also provide services to Chateau Elan Georgia and, as a result, for the fiscal year ended March 31, 2002, Chateau Elan Georgia reimbursed the Company for $56,000 for such services.

      The Company leases its office space for $3,984 per month from Nanco Co., which is owned by one of the Company's directors. The Company charges Chateau Elan Marketing $1,992 per month for their share of the use of office space. The lease terms are month-to-month and at market rates for comparable space

8. Supplemental Retirement and Death Benefit Plan

      The Company implemented a non-qualified Supplemental Retirement and Death Benefit Plan with an effective date of January 1, 1987 (the "Retirement Plan"). The Retirement Plan supplements other retirement plans and also provides pre-retirement death benefits to participants' beneficiaries.

      On January 11, 2000, the Retirement Plan's only participant waived all of his rights under or benefits accrued pursuant to the Retirement Plan, except that he shall have the right to receive $55,000 per year for 15 years beginning at the age of 65. The gain from the decreased benefit obligation is approximately $374,000 and is being amortized over the remaining period of this obligation. The Company has recorded a total pension liability of approximately $845,000 as of March 31, 2002, including the curtailment gain.

      Concurrent with the implementation of the Retirement Plan, the Company purchased key person life insurance contracts on the life of the Retirement Plan participant. The policies are owned by and payable to the Company and are "increasing whole life" insurance. The Company pays level annual premiums, may borrow against cash values earned, and pays interest annually on any loans that may be cumulatively outstanding. Since the Retirement Plan's benefits were waived as described above, the Company chose to cancel the policies and received approximately $7,000 during the seven months ended March 31, 2000.

9. Investments in Unconsolidated Hotel Entities

RW Hotel Partners, L.P.

      On August 16, 1995, RW Hotel Partners, L.P. was organized as a limited partnership (the "Partnership") under the laws of the State of Delaware. Concurrently, the Company formed Ridgewood Georgia, Inc., a Georgia corporation ("Ridgewood Georgia") that became the sole general partner in the Partnership with RW Hotel Investments Associates, L.L.C. ("Investor") as the limited partner. Ridgewood Georgia has a 1% base distribution percentage versus 99% for the Investor. However, distribution percentages do vary depending on certain defined preferences and priorities pursuant to the Partnership Agreement ("Agreement"), which are discussed below. The Partnership was originally formed to acquire the Hotel, but subsequently purchased five additional hotels. The Partnership purchased the Hotel for approximately $16,000,000. In December 1995 and January 1996, the Partnership purchased four hotel properties in Georgia for approximately $15,000,000 and a hotel in South Carolina for $4,000,000, respectively. Three of the Georgia hotels were sold at a loss in March 1998, and the hotel in Louisville was transferred to a new entity in June 1998 in conjunction with refinancing that hotel (see "Louisville Hotel" below). The hotel in Orangeburg, South Carolina was sold at a loss in November 1998. In November 1999, the remaining hotel in Thomasville, Georgia was sold at a loss.

The Partnership will be dissolved, and the Company will neither receive cash nor be required to pay out cash related to the Partnership.

      Total management fees related to these hotels for the seven months ended March 31, 2000 were $10,000 and for the years ended August 31, 1999 and 1998 were approximately $68,000 and $233,000, respectively.

      On March 17, 1998, the Partnership sold three of its six hotels. The Company signed a management agreement with the new owner of the three hotels pursuant to which it was to receive a management fee equal to 3% of revenues plus 15% of the net operating income plus 5% of any profit realized upon the sale of the hotels. In connection with the management agreement, the Company received management fees totaling approximately $202,000 for the year ended March 31, 2001, $107,000 for the seven months ended March 31, 2000 and $191,000 and $114,000 for the years ended August 31, 1999 and 1998, respectively. These management agreements were terminated in September 2001. There was no impact to earnings for the year ended March 31, 2002.

Houston Hotel, LLC

      On December 9, 1997, Houston Hotel, LLC ("Houston Hotel") was organized as a limited liability company under the laws of the State of Delaware. The Houston Hotel was organized solely for the purpose of owning and managing the Hampton Inn Galleria in Houston, Texas. The Company contributed approximately $316,000 into Houston Hotel representing a 10% interest, and the other 90% interest was owned by Houston Hotel, Inc. (the "Manager"), a Nevada corporation.

      Income or loss allocated to the Members was based upon the formula for distributing cash.

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

      A Property Management Agreement existed between Houston Hotel, LLC and the Company as property manager ("Property Manager") for the purpose of managing the hotel.

      In connection with the management agreement, the Company received management fees totaling approximately $87,000 for the year ended March 31, 2001, $56,000 for the seven months ended March 31, 2000 and $98,000 and $83,000 for the fiscal years ended August 31, 1999 and 1998, respectively.

      On September 30, 1999 the Company transferred its 10% ownership in Houston Hotel, LLC for additional equity in the LLC. See note 3.

      In August 2000, the Company's management agreement was terminated.

Louisville Hotel Associates LLC ("LLC") (see also notes 2 and 3)

      As described in note 3, the Company consolidates the assets and liabilities of Associates, which includes the Hotel, a Holiday Inn located in the Louisville, Kentucky area. As of March 31, 2001, the Company, through its wholly-owned subsidiaries, was the manager of and had a minority ownership interest in Associates. In April 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates. The membership interests are pledged as security for a $3,623,690 loan made by the LLC. The membership interests are also subject to an option pursuant to which the LLC has the right to acquire the membership interests for nominal value. Pursuant to the terms of the loan, all revenues (including proceeds from sale or refinancing) of Associates (after payment of expenses including a management fee to the Company) are required to be paid to the LLC until principal and interest on the loan are paid in full. As a result, the LLC has all of the economic interests in the Hotel.

      On September 30, 1999, the Company purchased additional equity in the LLC. The Company increased its ownership from 10% to 80%. The consideration issued to acquire the increased ownership was $2,500,000, composed of the following:

 Transfer of 10% ownership interest in Houston Hotel, LLC           $  443,000

 Cash payment (1)                                                      124,000

  Promissory note to Louisville secured by the Company's
  ownership interest in the LLC (the "Louisville Note") (2)          1,333,000

  Promissory note to Louisville secured by the Company's
  Phoenix, Arizona land (the "Arizona Note") (2)                       300,000

  Promissory note to Louisville secured by one parcel  of
  the Company's Longwood, Florida land (the "Florida  Note") (2)       300,000
                                                                    ----------

  Total additional equity in the LLC                                $2,500,000
                                                                    ==========

      (1) The cash to make this payment was obtained from the LLC in connection with a modification of the management contract of the Hotel. This amount represents the unamortized portion of the original $200,000 participation fee paid to the LLC to acquire the management contract of the Hotel.

      (2) The three promissory notes constitute the Notes and are cross-defaulted. The Notes bear interest at 13% and mature on September 30, 2002. See notes 3, 4 and 11.

      In accordance with EITF 96-16 "Investor's accounting for an investee when the investor has a majority of the voting interest but the minority shareholder or shareholders have certain approval or veto rights", the LLC is not consolidated in the accompanying financial statements as the minority member has kept substantial participation rights in this entity. See also note 14-Subsequent Events.

      Income or loss allocated by the LLC to the Company is based upon the formula for distributing cash.

      Distributable cash is defined as the net cash realized from operations but after payment of management fees, principal and interest, capital improvements and other such retentions as the managing member determines to be necessary. Pursuant to the Operating Agreement, distributions of distributable cash from the LLC shall be made as follows:

o First, to the Company in an amount equal to the cumulative interest paid on the acquisition loans. The Company would then use these funds to pay Louisville.

o Second, a 13% preferred return to Louisville on their original $3,061,000 investment.

o Third, a 13% preferred return to the Company on its capital contribution of $1,207,000.

o     Fourth, 80% to the Company and 20% to Louisville.

Cash from a sale or refinancing would be distributed as follows:

o First, to the Company in an amount equal to the cumulative interest paid on the acquisition loans. The Company would then use these funds to pay Louisville.

o     Second, to the Company in an amount equal to the acquisition loans.

o Third, to Louisville until it has received aggregate distributions in an amount equal to its 13% preferred return.

o Fourth, to Louisville until its net capital contribution is reduced to zero.

o Fifth, to the Company until it has received an amount equal to its 13% preferred return.

o Sixth, to the Company until its net capital contribution is reduced to zero.

o     Thereafter, 20% to Louisville and 80% to the Company.

      In March 2001 and 2000, the Company recognized writedowns of $2,000,000 and $1,200,000, respectively, on its investment in the LLC. The March 2000 writedown was due to the anticipated shortfall of the company's return of equity as a result of the decreased operating performance of the hotel. In March 2001, in light of the deterioration of market conditions affecting the hotel industry during the fourth quarter and subsequent to year-end and due to a further decrease in the operating performance of the Hotel, management of the Company concluded that their economic ownership interest had been totally impaired. The carrying value of the investment in the LLC on the Company's books is $0 as of March 31, 2002 and 2001.

      In 1998, the Company paid an additional $200,000 to the LLC as a fee to acquire the management contract for the Hotel. This amount was included in other assets. The Company amortized the fee at the rate of $70,000 per year for the first two years and $20,000 per year for the next three years.

      With respect to the sum of $100,000, in the event that the management contract is terminated by the LLC prior to June 5, 2003, the LLC will pay to the Company the sum of $1,666.67 times the number of months prior to June 5, 2003 that the management contract is terminated.

      In connection with the management agreement, the Company received management fees totaling approximately $225,000 and $258,000 for the years ended March 31, 2002 and 2001, respectively, $153,000 for the seven months ended March 31, 2000 and $285,000 for the year ended August 31, 1999.

A summary of the investment in unconsolidated entities is as follows:

                                        For the Year      For the Year      For the Seven      For the Year
                                           Ended             Ended          Months Ended          Ended
                                       March 31, 2002    March 31, 2001    March 31, 2000     Aug. 31, 1999
                                       --------------------------------------------------------------------
  Beginning net balance of
    Investment in unconsolidated
    entities                              $     --          $  2,000          $  1,016           $    832
  Capital contributions (1)                     --                --             2,184                184
  Writedown (2)                                 --            (2,000)           (1,200)                --
  Equity in loss                                --                --                --                 --
  Distributions                                 --                --                --                 --
                                          ---------------------------------------------------------------
  Ending net balance of
    investment in uncon-
    solidated entities                    $      0          $      0          $  2,000           $  1,016
                                          ================================================================

   (1) The capital contribution shown here of $2,184,000 plus the original investment in Houston Hotel, LLC of $316,000 equals the total additional investment in the LLC of $2,500,000.

   (2) In March 2001 and 2000, the Company recognized writedowns of $2,000,000 and $1,200,000, respectively, on its investment in the LLC. These writedowns are due to the anticipated shortfall of the Company's return of equity as a result of the decreased operating performance of the Hotel.

      The unaudited combined balance sheet and statement of operations of the unconsolidated entities are as follows:

COMBINED UNCONSOLIDATED ENTITY
CONDENSED BALANCE SHEET
UNAUDITED
(000's omitted)

                                   March 31,     March 31,      March 31,
                                     2002          2001           2000
                                   -------------------------------------

Current Assets                     $  4,217      $  1,423       $    732
Property and Equipment, net              --        20,067         20,811
Intangible Assets, net                   --           209            577
                                   -------------------------------------
  Total Assets                     $  4,217      $ 21,699       $ 22,120
                                   =====================================

Current Liabilities                     274           594            608
Long-Term Debt                           --        21,415         21,684
                                   -------------------------------------
  Total Liabilities                     274        22,009         22,292

(Deficit) Capital, net                3,943          (310)          (172)
                                   -------------------------------------

  Total Liabilities and Capital    $  4,217      $ 21,699       $ 22,120
                                   =====================================

COMBINED UNCONSOLIDATED ENTITIES
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED
(000's omitted)

                                                                 For the Seven        For the Fiscal
                              For the Fiscal Year Ended          Months Ended           Year Ended
                             -----------------------------------------------------------------------
                               March 31,     March 31,      March 31,      March 31,     August 31,
                                 2002          2001           2000           1999          1999
                             -----------------------------------------------------------------------
HOTEL OPERATIONS:
  Revenues                     $     74      $  8,598       $  5,224       $  8,120      $ 11,681
  Operating Expenses                 --         6,074          3,777          5,498        10,146
                             -----------------------------------------------------------------------
    Income from Hotel
      Operations                     74         2,524          1,447          2,622         1,535
                             -----------------------------------------------------------------------

Interest Expense                     --         1,690          1,096          1,552         2,632
Depreciation/Amortization            --           972            819            838         1,562
                             -----------------------------------------------------------------------

NET INCOME (LOSS)              $     74      $   (138)      $   (468)      $    232      $ (2,659)
                             =======================================================================

10. Employee Savings Plan

      The Ridgewood Hotels Employee Savings Plan ("Savings Plan") is a savings and salary deferral plan that is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. The Savings Plan includes all employees of the Company who have completed one year of service and have attained age twenty-one.

      Each participant in the Savings Plan may elect to reduce his or her compensation by any percentage, not to exceed 15% of compensation when combined with any Matching Basic or Discretionary Employer Contributions (below) made on behalf of the participant, and have such amount contributed to his or her account under the Savings Plan. Elective Employer Contributions are made prior to the withholding of income taxes on such amounts.

      Prior to January 1, 2000, the Savings Plan provided for an employer matching contribution in an amount equal to 50% of the elective employer contributions, provided that in no event shall such employer matching contributions exceed 3% of the participant's compensation. In addition, the Board of Directors of the Company is authorized to make discretionary contributions to the Savings Plan out of the Company's current or accumulated profits ("Discretionary Contributions"). Discretionary Contributions are allocated among those participants who complete at least 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year.

      Beginning on January 1, 2000, the Savings Plan now provides for an employer matching contribution in an amount equal to 100% of the first 3% of pay that an employee contributes to the Plan and an amount equal to 50% of the next 2% of pay that an employee contributes to the Plan. In no event shall such employer matching contributions exceed 4% of the participant's compensation. In addition, the Board of Directors of the Company is authorized to make discretionary contributions to the Savings Plan out of the Company's current or accumulated profits. Discretionary Contributions are allocated among those participants who complete at least 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year.

      Employees are subject to a seven-year graduated vesting schedule with respect to Basic Employer Contributions, Matching Employer Contributions and Discretionary Contributions.

      Distributions from the Savings Plan will generally be available upon or shortly following a participant's termination of employment with the Company, with additional rights with respect to Voluntary Contributions.

      Expense for the Employee Savings Plan was approximately $19,000 and $21,000 for the fiscal year ended March 31, 2002 and 2001, respectively and $17,000, respectively, for the seven months ended March 31, 2000 and March 31, 1999

(unaudited). For the fiscal year ending August 31, 1999, expense for the Employee Savings Plan was approximately $18,000.

11. Sale of Operating Property

      On May 31, 2000, the Company sold its hotel in Longwood, Florida for $5,350,000. Approximately $3,500,000 of the sales proceeds were used to settle the mortgage and defeasance penalty on the hotel. The Company recognized approximately $2,856,000 in profit on the sale before tax. In conjunction with the transaction, the Company received a $250,000 note from the purchaser. The note was paid in full in June 2001.

12. Segment and Related Information

      Prior to April 1, 2001, the Company operated under one business segment. Effective April 1, 2001, the Company operates in two reportable business segments: hotel operations and hotel management services. The Company's current hotel operations segment consists solely of a 271 room hotel it owns in Louisville, Kentucky. See also notes 3 and 9. The hotel is franchised with Holiday Inn. The Company's hotel management services segment currently consists of five managed hotels, excluding the operating hotel described above. Three of these hotels are owned by Fountainhead, and another is owned by both the Company's Chairman and President. The remaining hotel is managed for an independent third party.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The Company evaluates the performance of its operating segments based upon net operating income, which is defined as income before income taxes, nonrecurring items, interest income, interest expense, gains on sales of property and other non-operating income.

      Summarized financial information concerning the Company's reportable segments is shown in the following table (ooo's omitted):

                                                                         Hotel
                                                         Hotel        Management
                                                       Operations      Services
                                                       ----------     ----------
Fiscal Year ended March 31, 2002

Revenues from operating hotel                           $  7,504       $     --
Hotel management revenue                                      --          1,563
Depreciation and amortization                                874            518
Net operating income (loss)                                1,148           (895)
Total assets                                            $ 21,204       $  4,389

The following table provides a reconciliation of total segment net operating income to the Company's reported loss (ooo's omitted):

Fiscal Year ended March 31, 2002

Total segment net operating income                                      $   253
Gains on sales of land                                                       92
Interest expense                                                         (1,984)
Other non-operating income                                                  371
                                                                        -------
Net loss                                                                $(1,268)
                                                                        =======

Fountainhead accounts for 55% of the total hotel management services revenue.

13. Going Concern Considerations

      The Company's recurring losses, negative operating cash flows, and the Company's obligation to acquire Louisville LP's interest in the LLC (as described in Note 3) raise substantial doubt about the Company's ability to continue as a going concern.

      With respect to the purchase obligation, the Company has reached an agreement with Louisville LP providing that, (i) the Company will make a $200,000 principal payment on the Louisville Note; (ii) the Company will convey to Louisville LP (or its designees) title to two of the Company's parcels of undeveloped real estate located in Florida and Arizona subject to the Arizona Note and Florida Note; (iii) the Company will convey to Louisville LP (or its designees) title to the Company's parcel of undeveloped real estate in Ohio in return for a further $200,000 reduction in the principal outstanding with respect to the Louisville Note; and (iv) the maturity date of the Louisville Note will be extended 3 years to September 30, 2005 and the interest will be reduced from 13% to 10%. As a result, the Louisville Note will have an outstanding remaining principal balance of $933,000. In addition, the Operating Agreement will be amended to (i) reduce the preferred return for Louisville LP and the Company from 13% to 10% on a going forward basis; (ii) extend the Purchase Obligation from September 30, 2002 to September 30, 2005; (iii) provide the Company with an option to further extend the Purchase Obligation until September 30, 2006 if the Company makes a partial payment of $1,000,000 by September 30, 2005; and (iv) provide Louisville LP with certain rights to receive financial information regarding the LLC. The Company and Louisville LP have agreed that the closing of the transaction will occur on or before October 31, 2002. However, the Company's agreement with Louisville LP is conditioned upon the parties mutual agreement to the terms of definite agreements and there can be no assurance that the closing will occur.

      In the event that the Company is unable to close on the transaction with Louisville LP, the Company intends to continue its efforts to restructure its obligations with Louisville LP. If an agreement cannot be reached with Louisville LP, the Company intends to consider all available alternatives including the possibility of selling Company assets.

However, if the Company does not complete a restructuring with Louisville LP, Louisville LP may pursue its available remedies which would likely have a material adverse effect on the Company.

      In addition to restructuring its obligations with Louisville LP, the Company is continuing its efforts to return to profitability by continuing (i) to seek new opportunities to manage resort properties , (ii) to take steps to reduce costs (including administrative costs) and (iii) its efforts to increase the revenue at existing properties managed by the Company.

14. Subsequent Events

      On August 8, 2002, the Company entered into a management agreement with Fountainhead to perform management services at Diablo Grande Resort located in Patterson, California, one of Fountainhead's properties, for a period of five years beginning on September 1, 2002. In consideration of the management agreement, the Company paid Fountainhead $250,000.

      In the management agreement, Fountainhead agreed to pay the Company a base management fee equal to 2.5% of the gross revenues of the properties being managed. The management agreement has a term of five years but is terminable by Fountainhead. If the management agreement is terminated by Fountainhead, then Fountainhead must refund the Company the $250,000 consideration as follows: within the first year- $250,000; after one year- $225,000; after two years- $200,000; after three years- $150,000; after four years- $125,000 and after five years, $100,000. The agreement automatically extends for six month increments from September 1, 2007, unless terminated by either party prior to such extension.

                                                                    SCHEDULE III
                                                                     Page 1 of 3

                    RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2002
                                (000's Omitted)

                                                Cost Capitalized              Gross Amount at Which
                            Initial Cost         Subsequent to              Carried at March 31, 2002
                             to Company            Acquistion                       (A)(B)(D)
                         -------------------   -------------------   -----------------------------------------
                                    Building                                   Building               Accumu-
              Encum-                  and                                        and                   lated      Date of
              brances               Improve-   Improve-   Carrying              Improve-              Deprecia-  Construc-    Date
Description     (E)        Land      ments      ments      Costs       Land      ments      Total     tion (C)     tion     Acquired
-----------   --------   --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Land-

  Georgia     $     --   $     --   $     --   $     --   $     --   $     --   $     --   $     --   $     --         --    Oct-85

  Texas             --      5,338         --          2         --      3,582          2      3,584         --         --    Dec-85

  Florida        1,933        516         --         10         --        225         10        235         --         --    Oct-85

  Florida           --         --         --         --         --         --         --         --         --         --    Jul-88

  Arizona        1,933        978         --        110         --        445        110        555         --         --    Oct-85

  Ohio              --      1,006         --        180         --         67         79        146         --         --    Oct-85
              --------   --------   --------   --------   --------   --------   --------   --------   --------

    Subtotal  $  1,933   $  7,838   $     --   $    302   $     --   $  4,319   $    201   $  4,520   $     --
              ========   ========   ========   ========   ========   ========   ========   ========   ========

Hotel-

 Kentucky     $ 17,501   $  2,400   $ 18,478   $     --   $     --   $  2,400   $ 18,478   $ 20,878   $    820         --    Apr-01
              --------   --------   --------   --------   --------   --------   --------   --------   --------

     Total    $ 19,434   $ 10,238   $ 18,478   $    302   $     --   $  6,719   $ 18,679   $ 25,398   $    820
              ========   ========   ========   ========   ========   ========   ========   ========   ========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

      (A) As discussed in Note 1 to the "Notes to Consolidated Financial Statements," real estate held for investment is carried at cost and real estate held for sale is carried at the lower of cost or fair value less costs to sell. At March 31, 2002, the amount of the allowance for possible losses was approximately $3,155,000, which related to land held for sale.

      (B)   Reconciliation of real estate properties (000's omitted):

                                                                   For the Seven
                                    For the Year     For the Year   Months Ended    For the Year
                                   Ended 3/31/02    Ended 3/31/01     3/31/00      Ended 8/31/99
                                   -------------    -------------     -------      -------------
Balance, Beginning of period          $ 4,555          $8,086          $8,300          $8,735

Additions
  During the Period:
Acquisitions                           20,878              --              --              --
Capitalized Costs                          --              --              13              65

Deductions during
  the period:
Real estate sold or
  assets retired
  (on which financing
  was provided by
  the Company in
  certain  cases)                          35           3,531             227             500
                                      =======          ======          ======          ======
Balance, end of period                $25,398          $4,555          $8,086          $8,300
                                      =======          ======          ======          ======

   (C) Operating properties and any related improvements are being depreciated by the "straight line" method over the estimated useful lives of such assets, which are generally 30 years for buildings and 5 years for furniture and fixtures.

Reconciliation of accumulated depreciation (000's omitted):

                                                                   For the Seven
                                    For the Year     For the Year   Months Ended    For the Year
                                   Ended 3/31/02    Ended 3/31/01     3/31/00      Ended 8/31/99
                                   -------------    -------------     -------      -------------
Balance, Beginning of period          $    0          $1,855          $ 1,781           $1,679

Additions during the period              820              --               74              130
Depreciation associated
  with assets sold or retired                          1,855               --              (28)

                                      ------          ------          -------           ------
Balance, end of period                $  820          $    0          $ 1,855           $1,781
                                      ======          ======          =======           ======

   (D) The aggregate cost for federal income tax purposes is approximately $25,513,000 at March 31, 2002.

   (E) These parcels of land cross-collateralize three notes totaling $1,933,000 that the Company is obligated to pay by September, 2002 in conjunction with the Company's ownership of a hotel in Louisville, Kentucky.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     RIDGEWOOD HOTELS, INC.


                                                     By: /s/ Henk H. Evers
                                                        ------------------------
                                                        Henk H. Evers,
                                                        President

Dated: October 8, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Robert Hill                              /s/ Anthony Mastandrea
-------------------------------              ------------------------------
Robert Hill                                  Anthony Mastandrea, Director
Controller


                                             /s/ Donald E. Panoz
-------------------------------              ------------------------------
Stacey H. Davis, Director                    Donald E. Panoz, Director


/s/ Henk H. Evers                            /s/ Nancy C. Panoz
-------------------------------              ------------------------------
Henk H. Evers, President, Chief              Nancy C. Panoz, Director
Operating Officer and Director

Dated: October 8, 2002

I,  Henk H. Evers, certify that:

      1. I have reviewed this annual report on Form 10-K of Ridgewood Hotels. Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 8, 2002

                                          /s/ Henk H. Evers
                                          --------------------------------------
                                          Henk H. Evers
                                          President and Chief Operating Officer

I,  Robert Hill, certify that:

      1. I have reviewed this annual report on Form 10-K of Ridgewood Hotels, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 8, 2002

                                          /s/ Robert Hill
                                          --------------------------------------
                                          Robert Hill
                                          Controller

                                  EXHIBIT INDEX

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

4 (b) Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant (filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed on November 8, 1994 (No. 33-866084) and incorporated herein by reference).

10 (a) Bill of Sale and Assumption of Liabilities between CMEI, Inc. and Ridgewood Properties, Inc. dated December 9, 1985.*

10 (b) Ridgewood Properties, Inc. Supplemental Retirement and Death Benefit Plan dated January 1, 1987 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference).

10 (c) Ridgewood Properties, Inc. Stock Option Plan dated March 30, 1993 and as amended September 14, 1993 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10 (d) Stock Option Agreement between Luther A. Henderson and Ridgewood Properties, Inc. dated April 1, 1993 and as approved on January 12, 1994 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

10 (e) Ridgewood Properties, Inc. 1993 Stock Option Plan, as amended on October 26, 1994 (filed as an Exhibit to Registrant's Registration Statement on Form S-8 filed on November 8, 1994 (No. 33-86084) and incorporated herein by reference).

10 (f) Amended and Restated Basic Agreement between RW Hotel Investment Partners, L.P. and Ridgewood Hotels, Inc. dated August 14, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10 (g)                  Amended and Restated Limited Partnership

                        Agreement of RW Hotel Partners, L.P. dated September 8, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10 (h) Management Agreement (Holiday Inn Hurstbourne) between RW Hotel Partners, L.P. and Ridgewood Properties, Inc. dated August 16, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10 (i) Mortgage, Assignment of Leases and Rents and Security Agreement Between Bloomfield Acceptance Company, L.L.C. and Ridgewood Orlando, Inc. dated June 30, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10 (j) Agreement and Plan of Merger between and among Ridgewood Properties, Inc., Ridgewood Acquisition Corp., Wesley Hotel Group, Inc., Wayne McAteer and Samuel King dated December 7, 1995 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference).

10 (k) Warrants to Purchase Shares of Common Stock of Ridgewood Properties, Inc. issued to Hugh Jones on December 16, 1996 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1996, and incorporated herein by reference).

10 (l)                  Operating Agreement between RW Hurstbourne Hotel, Inc.
                        and RW Louisville Hotel Investors, LLC effective May 13, 1998 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended May 31, 1998).

10 (m) Operating Agreement between Ridgewood Hotels, Inc. and Louisville Hotel, L.P. effective June 5, 1998 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended May 31, 1998).

10 (n) First Amendment to Operating Agreement of Louisville, LLC dated September 30, 1999 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10 (o) Secured Promissory Note in the amount of $1,333,000 by Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated September 30, 1999 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10 (p) Secured Promissory Note (Arizona) in the amount of $300,000 by Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated September 30, 1999 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10 (q) Secured Promissory Note (Florida) in the amount of $300,000 by Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated September 30, 1999 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10 (r) Management Agreement between Fountainhead Development Corp., Inc., as Owner, and Ridgewood Hotels, Inc., as Manager, dated January 10, 2000 (filed as an Exhibit to Registrant's Form 8K on January 11, 2000 and incorporated herein by reference).

10 (s)                  Agreement between Fountainhead Development Corp., Inc.
                        and Ridgewood Hotels, Inc. dated January 10, 2000 (filed as an Exhibit to Registrant's Form 8-K on January 11, 2000 and incorporated herein by reference).

10 (t) Assignment and Assumption Agreement dated as of April 2001 between RW Hotel Investment Associates, LLC and Ridgewood Georgia, Inc.

                        (filed as an Exhibit to Registrant's Form 8K on July 2,
                        2001).

10(u) Contract for the Purchase and Sale of Property dated June 1999 between the Company, Ridgewood Orlando, Inc., Fulgent Street Motel & Hotel, Inc. and Brokers Title, LLC (filed as an Exhibit to Registrant's Form 8-K on July 2, 2001).

10(v) Reinstatement of and Second Amendment to Contract for the Purchase and Sale of Property Dated January 24, 2000 (filed as an Exhibit to Registrant's Form 8-K on July 2,
                        2001).

21                      Subsidiaries of Registrant

23(a)                   Consent of Deloitte & Touche LLP.

23(b)                   Consent of PricewaterhouseCoopers LLP.

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

99 (c) Motion for a New Trial of, In the Alternative, to Reopen the Record to Allow for the Introduction of Newly Discovered Evidence in Strassburger v. Early, et al. (filed as an Exhibit to Registrant's Form 8-K on January 24, 2000 and incorporated herein by reference).

99 (d) Certification of the Registrants's President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99 (e) Certification of the Registrant's Director of Finance and Accounting pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Previously filed as an Exhibit to Registrant's Registration Statement on Form 10 file on November 19, 1985 (Securities Exchange Act File No. 0-14019), and incorporated herein by reference.