Form 10-Q
period 2002-06-30
RIDGEWOOD HOTELS INC
filed 2003-04-18
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission file number 0-14019

                             Ridgewood Hotels, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                 58-1656330
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

           100 Rue Charlemagne
            Braselton, Georgia                             30517
(Address of principal executive offices)                 (Zip Code)

                                 (678) 425-0900
              (Registrant's telephone number, including area code)

                    1106 Highway 124, Hoschton, Georgia 30548
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|   No |X|

Common stock, par value $.01 per share - 2,513,480 shares outstanding at March 31, 2003.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

                             RIDGEWOOD HOTELS, INC.
                     Index to Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2002

                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements                                          Page

        Condensed Consolidated Balance Sheets as of June 30, 2002
        and March 31, 2002 ..........................................    3

        Condensed Consolidated Statements of Operations for the Three
        Months Ended June 30, 2002 and 2001 .........................    5

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended June 30, 2002 and 2001 .........................    6

        Notes to Consolidated Financial Statements ..................    7

Item 2  Managements' Discussion and Analysis of Financial
        Condition and Results of Operations .........................   15

Item 3  Quantitative and Qualitative Disclosures About Market Risk ..   20

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings ...........................................   21

Item 3  Default Upon Senior Securities ..............................   21

Item 6  Exhibits and Reports on Form 8-K ............................   21

Signatures ..........................................................   22

Certifications ......................................................   23

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND MARCH 31, 2002
($000's omitted, except share and per share data)
(Unaudited)

                                                                    June 30, 2002   March 31, 2002
Assets:                                                             -------------   --------------
Current assets:
   Cash and cash equivalents                                            $ 1,201         $ 1,150
   Receivables from affiliates                                              308             156
   Other operating receivables, net of allowance for doubtful
      accounts of $128 and $154, respectively                               552             553
   Other current assets                                                     546             829
                                                                        -------         -------
   Total current assets                                                   2,607           2,688

Real estate investments:
   Real estate properties
      Operating properties, net of accumulated
        depreciation of $1,015 and $820, respectively                    20,109          20,058
      Land held for sale (Note 3)                                         1,298           1,365
   Investment in unconsolidated entities, net of allowance for
       possible losses of $3,200                                             --              --
                                                                        -------         -------

   Total real estate investments, net                                    21,407          21,423

Management contracts, net of accumulated amortization of $907
   and $807, respectively                                                 1,092           1,192

Other assets, net of accumulated depreciation of $223 and $130,
   respectively                                                             327             289
                                                                        -------         -------
                                                                        $25,433         $25,592
                                                                        =======         =======

                                                                     (continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND MARCH 31, 2002
($000's omitted, except share and per share data)
(Unaudited)

                                                                      June 30, 2002   March 31, 2002
                                                                      -------------  ---------------
Liabilities:
Current liabilities:
   Current maturities of long-term debt                                  $  2,257           $  2,257
   Accounts payable                                                           530                330
   Payables to affiliates                                                      40                 25
   Accrued salaries, bonuses and other compensation                           264                251
   Accrued legal and audit expense                                            123                160
   Lease commitment for vacated office                                         --                 26
   Accrued interest and other liabilities                                     487                552
   Liabilities of land held for sale (Note 3)                                  28                 40
                                                                         ---------------------------
   Total current liabilities                                                3,729              3,641

Accrued pension liability                                                     845                845
Long-term debt (Note 5)                                                    20,589             20,674
                                                                         ---------------------------
   Total liabilities                                                       25,163             25,160
                                                                         ---------------------------

Shareholders' investment: (Note 6)
   Series A convertible cumulative preferred
      stock, $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding (liquidation preference of
      $4,800 and $4,710, respectively)                                        450                450
   Common stock, $0.01 par value, 5,000,000 shares authorized,
      2,513,480 shares issued and outstanding                                  25                 25
   Paid-in surplus                                                         17,671             17,671
   Accumulated deficit                                                    (17,876)           (17,714)
                                                                         ---------------------------
      Total shareholders' investment                                          270                432
                                                                         ---------------------------
                                                                         $ 25,433           $ 25,592
                                                                         ===========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
($000's omitted, except share and per share data)

                                                     For the Three Months
                                                            Ended
                                                 -----------------------------
                                                  June 30,           June 30,
                                                    2002               2001
                                                 (Unaudited)       (Unaudited)
                                                 -----------------------------
Revenues:
   Revenues from wholly-
      owned hotel operations                       $ 2,114           $ 2,279
   Revenues from hotel management-
      Related party                                    285               219
      Other                                             32               167
  Sales of real estate property                         50                --
   Equity in net income
     of unconsolidated entities                         63                63
   Interest income                                       5                 6
   Other                                                --                 4
                                                   -------------------------
                                                     2,549             2,738
Costs and expenses:
   Expenses of wholly-
     owned real estate properties                    1,433             1,432
   Costs of real estate sold                            --                 6
   Depreciation and amortization                       388               349
   Interest expense                                    507               490
   General, administrative
     and other                                         316               555
   Impairment loss of land held for sale                67                --
                                                   -------------------------
                                                     2,711             2,832
                                                   -------------------------
Loss before income taxes                              (162)              (94)
Income taxes                                            --                --
                                                   -------------------------
Net loss                                              (162)              (94)
Unaccrued preferred dividends                          (90)              (90)
                                                   -------------------------
Net loss applicable to
   common shareholders                             $  (252)          $  (184)
                                                   -------------------------

Basic and diluted loss per common share            $ (0.10)          $ (0.07)
                                                   =========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
($000's omitted)

                                                               For the Three Months Ended
                                                              -----------------------------
                                                               June 30,          June 30,
                                                                 2002              2001
                                                              (Unaudited)       (Unaudited)
                                                              -----------------------------
Cash flows from operating activities:
   Net loss                                                     $  (162)          $   (94)
   Adjustments to reconcile net loss to net
      cash provided from operating activities:
         Depreciation and amortization                              388               349
         Provision for doubtful accounts                             41                --
         (Gain) loss from sale of real estate properties            (50)                6
         Increase in receivables from affiliates                   (152)              (49)
         Decrease in other receivables                               27                --
         Increase in payables to affiliates                          40                90
         Decrease (increase) in other assets                        166              (223)
         Increase in accounts payable and accrued
             liabilities                                             47               109
                                                                -------------------------
         Total adjustments                                          507               282
                                                                -------------------------
         Net cash provided by operating activities                  345               188
                                                                -------------------------

Cash flows (used in) provided by investing activities:
   Consolidation of hotel, net of cash consolidated                  --               128
   Proceeds from sale of real estate                                 50               250
   Additions to real estate properties                             (259)              (10)
                                                                -------------------------
      Net cash (used in) provided by investing activities          (209)              368
                                                                -------------------------
Cash flows used in financing activities:
   Repayments of debt                                               (85)             (139)
                                                                -------------------------
      Net cash used in financing activities                         (85)             (139)
                                                                -------------------------

Net increase in cash and cash equivalents                            51               417
Cash and cash equivalents at beginning of period                  1,150             1,478
                                                                -------------------------
Cash and cash equivalents at end of period                      $ 1,201           $ 1,895
                                                                =========================

The accompanying notes are an integral part of these condensed consolidated financial statements

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)

1. BASIS OF PRESENTATION:

      The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with condensed Ridgewood Hotel, Inc.'s (the "Company" or "Ridgewood") Annual Report on Form 10K for the fiscal year ended March 31, 2002. The consolidated financial statements include the accounts of the Company, the Holiday Inn located in Louisville, Kentucky (the "Louisville Hotel"), which is owned through the Company's wholly-owned subsidiary, RW Louisville Hotel Associates, LLC ("Associates"), and Louisville Hotel, LLC ("LLC"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods covered by this report. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2003.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued operations. The Company adopted SFAS No. 144 effective beginning April 1, 2002. The adoption of this standard did not have a significant impact on the Company's financial position or cash flows. Beginning April 1, 2002, the Company began reporting any gains or losses recognized on any sale of its real estate properties in discontinued operations, and the results of operations of any operating property classified as held for sale will be reported in discontinued operations.

      In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 had no effect on the financial position and results of operations of the Company.

      In December 2002, SFAS 148, Accounting for Stock-Based Compensations - Transition and Disclosure, was issued which is an amendment of SFAS 123, Accounting for Stock-Based Compensation. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The adoption of SFAS 148 had no effect on the Company's financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of SFAS No. 5, 57, and 107, and recession of FASB Interpretation No. 34. The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Management does not expect the adoption of this interpretation to have a significant effect on the financial position and results of operations of the Company.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve a controlling interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to fiscal years beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003. Management does not expect the adoption of FIN No. 46 to have a significant impact on the Company's financial statements.

3. LAND HELD FOR SALE

      The Company has determined that the undeveloped land in Fairfield Hills, Ohio; Dallas, Texas; Longwood, Florida; and, Phoenix, Arizona, meets the criteria of a qualifying disposition in accordance with SFAS No. 144. The Company has reclassed the carrying amount of the land to land held for sale in the accompanying balance sheets.

In February 2003, the land in Fairfield Hills, Ohio and Phoenix, Arizona was transferred as part of a debt refinancing described in Note 9. The land located in Dallas, Texas and Longwood, Florida is expected to be sold during fiscal 2004.

      The following condensed table summarizes the liabilities directly related to the land held for sale as of June 30, 2002 and 2001:

                                               June 30, 2002  June 30, 2001
                                               -------------  -------------
      Accrued interest and other liabilities      $40,379         $27,751
                                               ============================

4. RELATED PARTY TRANSACTIONS

      The Company is party to management agreements with Fountainhead Development Corporation ("Fountainhead"), beneficial owner with 78 percent ownership of the Company, to provide management services at Chateau Elan Georgia ("Chateau Elan"), Chateau Elan Sebring ("Sebring") and St. Andrews Bay Scotland ("St. Andrews"). For the three months ended June 30, 2002, the Company earned management fees of approximately $195,000, $17,000, $66,000 and $7,000 for Chateau Elan, Sebring, St. Andrews, and Lodge at Chateau Elan respectively. Management fees for the three months ended June 30, 2001, were approximately $183,000, $15,000, $16,000 and $5,000 for Chateau Elan, Sebring, St. Andrews and the Lodge at Chateau Elan ("Lodge") respectively. Management fees earned from Fountainhead represent 88 percent and 56 percent of the total management fee revenue for the three months ended June 30, 2002 and 2001.

      In October 2002, the Company amended the terms of the management agreements between the Company and Fountainhead for the management of St. Andrews and Sebring. In exchange for five year agreements, the Company agreed to pay Fountainhead $575,000. Fountainhead was paid $400,000 in cash and the remaining sum of $175,000 will be deducted from future monthly fees due to the Company for the management of the St. Andrews property. The amount due of $175,000 is included as a reduction of accounts receivable at December 31, 2002.

      The Company also manages the Lodge, a hotel owned by the Company's Chief Executive Officer and President. The Company received management fees of approximately $7,000 and $5,000 from the Lodge for the three months ended June 30, 2002 and 2001, respectively.

      In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays and is reimbursed by Fountainhead. As of June 30, 2002 and March 31, 2002, Fountainhead owed the Company approximately $308,000 and $451,000, respectively, for unpaid management fees and expenses, which represents 41% and 51%, respectively, of the Company's total receivables as of June 30, 2002 and March 31, 2002.

      The Company utilizes Chateau Elan's Human Resource Director ("HR Director") on a part-time basis. In connection with the services provided by Chateau Elan's HR Director, the Company was charged approximately $18,000 and $10,000, for the three months ended June 30, 2002 and 2001, respectively.

      The Company's Director of Marketing and former Director of Accounting and Finance provide services to Chateau Elan. For the three months ended June 30, 2002 and 2001, Chateau Elan reimbursed the Company approximately $27,000 and $-0-, respectively, for such services.

5. LONG TERM DEBT

    On September 30, 1999, the Company entered into three promissory notes with Louisville Hotel, LP ("LLP") in order to purchase additional equity in LLC. A promissory note for $1,333,000 is secured by the Company's ownership interest in LLC. The two other promissory notes are for $300,000 each, with one secured by the land in Phoenix, Arizona and the other secured by the land in Longwood, Florida (collectively, the "Notes"). The total carrying value of the assets pledged as collateral is approximately $620,000 as of June 30, 2002 and March 31, 2002, respectively. The three promissory notes are cross-defaulted, bear interest at 13%, matured on September 30, 2002 and are non-recourse to the Company (see Note 7). Interest expense for the three months ended June 30, 2002 and 2001 was approximately $63,000 and $63,000, respectively. The Notes were refinanced on February 12, 2003 as described in Note 9.

    On May 21, 1998, Associates, entered into a loan agreement to purchase the Louisville Hotel. The loan proceeds were $18,500,000, and the Hotel serves as collateral for the loan. The loan is for a term of 25 years at a fixed rate of 7.39%. As of June 30, 2002 and March 31, 2002, the balance of the loan was approximately $17,400,000 and $17,501,000, respectively. Interest expense for the three months ended June 30, 2002 and 2001 was approximately $444,000 and $318,000, respectively.

      On June 2, 1998, Associates entered into a note with LLC in the amount of $3,623,690. The note is secured by the ownership interest in Associates and has a term of ten years at a fixed rate of 13%. As of June 30, 2002 and March 31, 2002, the balance of the note was approximately $3,483,000 and $3,496,000, respectively. Interest expense for the three months ended June 30, 2002 and 2001 was approximately $63,000 and $109,000, respectively.

6. SHAREHOLDERS' INVESTMENT:

      As of June 30, 2002 there are $1,200,000 of preferred stock dividends in arrears and due to Fountainhead.

                                                  For the Three Months
                                                         Ended
                                               --------------------------
                                                 June 30,       June 30,
                                                   2002           2001
                                                (Unaudited)   (Unaudited)
                                               --------------------------

Net loss                                          (162,000)       (94,000)
Less undeclared preferred
dividends                                          (90,000)       (90,000)
                                               --------------------------
Net loss applicable to
   common shareholders                         $  (252,000)   $  (184,000)

Weighted average shares outstanding- basic     $ 2,513,000    $ 2,513,000
                                               ==========================

Basic and diluted loss per common share        $     (0.10)   $     (0.07)
                                               ==========================

7. COMMITMENTS AND CONTINGENCIES:

      The Company is nominal defendant in an action in the Court of Chancery of the State of Delaware titled the William N. Strassburger v. Michael M. Earley, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Properties, Inc. (now known as Ridgewood Hotels, Inc.), nominal defendant, C.A. No. 14267 (the "Chancery Court Action"). The Chancery Court Action challenges the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. In February 1999. On January 24, 2000, the Court found in favor of the plaintiff and against three of the four individual director-defendants (Messrs. Walden, Stiska and Earley). The Court held that the repurchase transactions being challenged were unlawful under Delaware law but determined that further proceedings would be necessary to determine the appropriate remedy. In January 2002, the Court held an evidentiary hearing with respect to remaining damages issues. The court has not issued a ruling. In March 2003 the parties entered into a Stipulation of Settlement agreeing to settle the Chancery Court Action, subject to Court approval. The Stipulation of Settlement is described in Note 9.

      Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates would be subject to liquidated damages under the Franchise Agreement equal to approximately 21 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $32,000.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Plan"). Under the Plan, Associates was required to make approximately $1,200,000 of improvements to the Louisville Hotel by December 31, 2002, as well as meet certain interim milestones. As of June 30, 2002, Associates has spent approximately $820,000 on improvements and has approximately $120,000 in escrow to spend on improvements. The Company has received an extension to May 1, 2004 for completion of the Property Improvement Plan and the funding by Associates should be sufficient for it's completion.

      Pursuant to the Operating Agreement of LLC, the Company was obligated to purchase LLP's interest in LLC (the "Purchase Obligation") for an amount equal to LLP's capital contribution to LLC, plus LLP's accrued but unpaid preferred return plus the residual value, if any, of LLP's interest (i.e. the amount that would be distributed to LLP if the hotel was sold for fair market value and the proceeds distributed pursuant to the LLC Operating Agreement.) On February 12, 2003 the LLC Operating Agreement was amended to extend the Purchase Obligation to February 2006. See Note 9.

8. GOING CONCERN CONSIDERATIONS

      The Company's recurring losses and negative operating cash flows raise substantial doubt about the Company's ability to continue as a going concern. The Company is continuing its efforts to return to profitability by continuing
(i) to seek new opportunities to manage resort properties, (ii) to take steps to reduce costs (including administrative costs) and (iii) its efforts to increase the revenue at existing properties managed by the Company.

      In the event the Company is unable to return to profitability, it may be unable to satisfy its obligations and will consider all available alternatives including the possibility of selling the Company assets.

9. SUBSEQUENT EVENT

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

      In October 2002 the Company amended the terms of the management agreements between the Company and Fountainhead for the management of St. Andrews and Sebring. In exchange for five year agreements, the Company agreed to pay Fountainhead $575,000. Fountainhead was paid $400,000 in cash and the remaining sum of $175,000 will be deducted from the monthly fees due to the Company for the management of the St. Andrews property.

      On February 12, 2003 the Company completed the following transactions with LLP. First, the Company made a $700,000 principal payment on the Notes (see Note
5) by (a) paying $200,000 in cash; (b) conveying to an affiliate of LLP title to the Company's undeveloped land in Ohio in return for a $200,000 reduction in the principal of the Notes and (c) conveying to an affiliate of LLP title to the Company's undeveloped land in Arizona in return for a $300,000 reduction in the principal of the Notes (the Company was released from portion of the Notes secured by the Arizona land.) Second, the Company and LLP amended the terms of the Notes (other than the portion of the Notes secured by the land in Longwood, Florida (the "Florida Note")) by reducing the interest rate from 13% to 10% and extending the maturity date until February 2006. Third, the Company and LLP amended the Florida Note by: (a) reducing the interest rate from 13% to 10%; (b) extending the maturity date such that principal is due and payable in quarterly installments of $50,000 with the first installment due on July 1, 2004; (c) providing that interest only shall be payable in monthly installments until the date on which the final principal payment is paid and (d) providing that if the Company establishes legal access to its Florida land at any time prior to July 1, 2004, then the Company shall, at its option, either (1) pay an amount equal to all remaining outstanding principal and interest or (2) convey title to the land in Longwood to LLP as payment in full of the $300,000 Florida Note. Fourth, the Company and LLP amended the LLC Operating Agreement to (a) extend the Purchase Obligation until February 12, 2006, (b) reduce the rate of preferred return from 13% to 10% and (c) provide the Company with the option to extend the Purchase Obligation until February 12, 2007 if the Company has made a partial payment of no less than $1,000,000 towards the Purchase Obligation before February 12, 2006. As a result of these transactions, the remaining principal amount due on the Notes is $1,233,000.

      The Company recognized a loss of $67,000 on the Arizona and Ohio land transferred in conjunction with the debt reduction above.

      In March 2003, the parties to the Chancery Court Action entered into a Stipulation of Settlement (the "Settlement") pursuant to which the parties have agreed to settle the Chancery Court Actions. On March 24, 2003, the Settlement was submitted to the Court for approval. The Court has set a hearing date of May 20, 2003 to determine whether the Settlement should be approved. The principal terms of the Settlement provide that, if the Settlement is approved by the Court and such approval becomes Final (as determined in the Settlement):

      (i) Certain of the defendants will pay to Ridgewood the aggregate amount of $1,770,000. Ridgewood has agreed to use $1,645,000 of such funds to make an offer to acquire the shares of Ridgewood's common stock held by its Minority Stockholders (as such term is defined in the Settlement). The defendants in the Chancery Court Action and Ridgewood's majority stockholder, Fountainhead Development, LLC, have agreed that the shares of Ridgewood's common stock held by them will not participate in the offer. As a result, it is estimated that the holders of up to approximately 790,457 shares of Ridgewood's common stock may be eligible to participate in the offer, which would result in an offer of approximately $2.08 per share for such shares.

      (ii) All of the shares of Ridgewood' Series A Convertible Preferred Stock will be cancelled in exchange for 1,350,000 shares of Ridgewood's common stock (which will not be eligible to participate in the offer described above) and Ridgewood's obligation to pay any accrued but unpaid dividends with respect to such preferred stock will be eliminated.

      (iii) Defendant Walden will transfer his 32,000 shares of Ridgewood's common stock to Ridgewood.

      (iv) The Action will be dismissed and the defendants will be released from any claims relating hereto.

In addition, certain of the defendants have agreed to pay the attorney's fees and expenses of the plaintiff's counsel up to $1,825,000, if such fees and expenses are approved by the Court. Under the term of the Settlement, Ridgewood is not obligated to pay any of the plaintiff's attorney's fees or expenses. There can be no assurance that the Settlement will be approved by the Court or, if approved by the Court, when such approval will become Final and when any offer will be made to the Minority Shareholders pursuant to the Settlement. If the Settlement is not approved by the Court, then it will be of no further effect, the offer will not be made to the Minority Shareholders and the Action will continue to be pending.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ridgewood Hotels, Inc. and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the Company's condensed consolidated financial statements for the three months ended June 30, 2002.

OVERVIEW

      Ridgewood Hotels, Inc., a Delaware corporation (the "Company"), is primarily engaged in the hotel management business. The Company currently manages six mid-scale to luxury hotels containing 1086 rooms located in three states and Scotland, including the Chateau Elan Winery & Resort in Braselton, Georgia ("Chateau Elan") and the St. Andrews Bay Golf Resort & Spa in St. Andrews, Scotland ("St. Andrews"). The Company also owns one hotel that it manages and owns undeveloped land that is held for sale.

CRITICAL ACCOUNTING POLICIES

      Some of our critical accounting policies require the use of judgement in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgement in their application.

Management Contracts

      Management Contracts are recorded at their estimated fair value at the date of acquisition and are amortized over the life of the contract. Fair value is determined based upon an analysis of discounted expected future cash flows from the management contract.

Impairment of Long Lived Assets

      The carrying value of the Company's hotels and other long-lived assets are reviewed for impairment if any facts and circumstances suggest their recoverability may have been impaired. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows, including the projected undiscounted future net proceeds from the sale of the hotel or other long-lived asset. In the event such sum is less than the depreciated cost of the hotel or other long-lived asset, the hotel or other long-lived asset is written down to its estimated fair market value.

Asset Held for Sale

      Long-lived assets that meet the criteria of a qualifying disposition in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets in to Disposed of, are classified separately in the Company's balance sheet and are carried at fair value less costs to sell. The Company currently holds undeveloped land that is expected to be sold during fiscal 2004, as described in Note 3 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS --

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

Revenues

      Revenues from wholly owned hotel operations decreased approximately $165,000, or 7% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease for the three months ended June 30, 2002 compared to June 30, 2001 was due to lower occupancy and a lower average daily room rate at the hotel in Louisville, Kentucky.

      Revenues from hotel management are generally based on agreements which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accounting fees are fixed monthly fees charged to hotels which utilize centralized accounting services provided by the Company. Revenues from hotel management decreased approximately $69,000, or 18% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Revenues from hotel management decreased as a result of the Company managing nine fewer properties in the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

      For the three months ended June 30, 2002, the Company earned management fees of approximately $195,000, $17,000, $66,000, and $7,000 for Chateau Elan, Sebring, St. Andrews, and the Lodge at Chateau Elan respectively. Management fees for the three months ended June 30, 2001, were approximately $183,000, $15,000, $16,000 and $5,000, for Chateau Elan, Sebring, St. Andrews and the Lodge at Chateau Elan respectively. Management fees earned from Fountainhead represent 88 percent and 56 percent of the total management fee revenue for the three months ended June 30, 2002 and 2001.

      The Company's management agreements with respect to two properties which the Company derived approximately $15,000 and $38,000, respectively, of base management revenues during the three months ended June 30, 2002 and 2001 have been terminated as follows: a 117 room hotel in Athens, Georgia and a 60 room hotel in Lavonia, Georgia,

      Equity in net income of unconsolidated entities of $63,000 and $63,000 for the three months ended June 30, 2002 and 2001, respectively, was received from Louisville Hotel, LLC ("LLC"). This equity is offset, on a dollar for dollar basis, by interest accrued on notes outstanding with Louisville Hotel, LP, and is recorded as interest expense.

Expenses

      Expenses of wholly-owned real estate increased approximately $1,000, or less than 1%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The increases were due to normal fluctuations in operating expenses at the hotel in Louisville, Kentucky.

      Depreciation and amortization expense increased approximately $39,000, or 11%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The increases were primarily due to the reclassification of certain land costs to depreciable assets at the hotel in Louisville, Kentucky.

      Interest expense increased approximately $17,000, or 3% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The increase was due to the principal increasing on the promissory note with LLC.

      General, administration and other expenses decreased approximately $239,000, or 43% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease was due to the Company's continuing overall efforts to manage overhead costs closely. The Company has also eliminated several staff positions and decreased or eliminated various other costs in conjunction with managing fewer hotels.

LIQUIDITY AND CAPITAL RESOURCES -

Fountainhead Transactions-

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

      In October 2002 the Company amended the terms of the management agreements between the Company and Fountainhead for the management of St. Andrews and Sebring. In exchange for five year agreements, the Company agreed to pay Fountainhead $575,000. Fountainhead was paid $400,000 in cash and the remaining sum of $175,000 will be deducted from the monthly fees due to the Company for the management of the St. Andrews property.

Louisville Hotel

      On February 12, 2003 the Company completed the following transactions with Louisville Hotel, LP ("LLP"). First, the Company made a $700,000 principal payment on the Notes (see Notes) by (a) paying $200,000 in cash; (b) conveying to an affiliate of LLP title to the Company's undeveloped land in Ohio in return for a $200,000 reduction in the principal of the Notes and (c) conveying to an affiliate of LLP title to the Company's undeveloped land in Arizona in return for a $300,000 reduction in the principal of the Notes (the Company was released from portion of the Notes secured by the Arizona land.) Second, the Company and LLP amended the terms of the Notes (other than the $300,000 Note secured by the land in Longwood, Florida (the "Florida Note")) by reducing the interest rate from 13% to 10% and extending the maturity date until February 2006. Third, the Company and LLP amended the Florida Note by : (a) reducing the interest rate from 13% to 10%; (b) extending the maturity date such that principal is due and payable in quarterly installments of $50,000 with the first installment due on July 1, 2004; (c) providing that interest only shall be payable in monthly installments until the date on which the final principal payment is paid and (d) providing that if the Company establishes legal access to its Florida land at nay time prior to July 1, 2004, then the Company shall, at its option, either
(1) pay an amount equal to all remaining outstanding principal and interest or
(2) convey title to the land in Longwood to LLP as payment in full of the Florida Note. Fourth, the Company and LLP amended the LLC Operating Agreement to
(a) extend the Purchase Obligation until February 12, 2006, (b) reduce the rate of preferred return from 13% to 10% and (c) provide the Company with the option to extend the Purchase Obligation until February 12, 2007 if the Company has made a partial payment of no less than $1,000,000 towards the Purchase Obligation before February 12, 2006. As a result of these transactions, the remaining principal amount due on the Notes is $1,233,000.

      The Company recognized a loss of approximately $67,000 in the nine months ended December 31, 2002 on the Arizona and Ohio land transferred in conjunction with the debt reduction above.

      The Company has guaranteed Associates' obligations under the Franchise Agreement between Associates and Holiday Inn. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates would be subject to liquidated damages under the Franchise Agreement equal to approximately 21 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $32,000.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Plan"). Under the Plan, Associates is required to make approximately $1,200,000 of improvements to the Hotel by December 31, 2002, as well as meet certain interim milestones. As of June 30, 2002, Associates has spent approximately $820,000 on improvements and has approximately $120,000 in escrow to spend on improvements. The Company has received an extension to May 1, 2004 for completion of the Property Improvement Plan and the funding by Associates should be sufficient for it's completion.

      In March 2003, the parties to the Chancery Court Action entered into a Stipulation of Settlement (the "Settlement") pursuant to which the parties have agreed to settle the Chancery Court Actions. On March 24, 2003, the Settlement was submitted to the Court for approval. The Court has set a hearing date of May 20, 2003 to determine whether the Settlement should be approved. The principal terms of the Settlement provide that, if the Settlement is approved by the Court and such approval becomes Final (as determined in the Settlement):

      (i) Certain of the defendants will pay to Ridgewood the aggregate amount of $1,770,000. Ridgewood has agreed to use $1,645,000 of such funds to make an offer to acquire the shares of Ridgewood's common stock held by its Minority Stockholders (as such term is defined in the Settlement). The defendants in the Chancery Court Action and Ridgewood's majority stockholder, Fountainhead Development, LLC, have agreed that the shares of Ridgewood's common stock held by them will not participate in the offer. As a result, it is estimated that the holders of up to approximately 790,457 shares of Ridgewood's common stock may be eligible to participate in the offer, which would result in an offer of approximately $2.08 per share for such shares.

      (ii) All of the shares of Ridgewood' Series A Convertible Preferred Stock will be cancelled in exchange for 1,350,000 shares of Ridgewood's common stock (which will not be eligible to participate in the offer described above) and Ridgewood's obligation to pay any accrued but unpaid dividends with respect to such preferred stock will be eliminated.

      (iii) Defendant Walden will transfer his 32,000 shares of Ridgewood's common stock to Ridgewood.

      (iv) The Action will be dismissed and the defendants will be released from any claims relating hereto.

In addition, certain of the defendants have agreed to pay the attorney's fees and expenses of the plaintiff's counsel up to $1,825,000, if such fees and expenses are approved by the Court. Under the term of the Settlement, Ridgewood is not obligated to pay any of the plaintiff's attorney's fees or expenses. There can be no assurance that the Settlement will be approved by the Court or, if approved by the Court, when such approval will become Final and when any offer will be made to the Minority Shareholders pursuant to the Settlement. If the Settlement is not approved by the Court, then it will be of no further effect, the offer will not be made to the Minority Shareholders and the Action will continue to be pending.

      The Company's recurring losses and negative operating cash flows raise substantial doubt about the Company's ability to continue as a going concern. The Company is continuing its efforts to return to profitability by (i) continuing to seek new opportunities to manage resort properties, (ii) continuing to take steps to reduce costs (including administrative costs) and
(iii) continuing its efforts to increase the revenue at existing properties managed by the Company.

      In the event the Company is unable to return to profitability, it may be unable to satisfy its obligations and will consider all available alternatives including the possibility of selling the Company assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      While the Company is exposed to various market risks, including changes in interest rates, the Company does not believe that it has any material exposure to the market risks covered by this Item. As of June 30, 2002, the Company primarily carries interest rates which are fixed and, therefore, does not expect to have material exposure to interest rate changes in the short term. The Company does not enter into derivatives or other financial instruments for trading purposes and has not entered into financial instruments to manage and reduce the impact of changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The action in the Court of Chancery of the State of Delaware titled the William N. Strassburger v. Michael M. Earley, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Properties, Inc. (now known as Ridgewood Hotels, Inc.), nominal defendant, C.A. No. 14267 (the "Action") as described in the Company's annual report on Form 10-K for the period ending March 31, 2002 continues to be pending. On March 24, 2003, the parties submitted a Stipulation of Settlement to the Court of Chancery for approval. The terms of the Stipulation of Settlement are described in the Company's Current Report on Form 8-K filed on April 2, 2003

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      As of the date of this report, the Company is in arrears on dividend payments due to Fountainhead with respect to the Company's Series A Convertible Preferred Stock in an aggregate amount of $ 1,200,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            A. Exhibits:

               99.1   Section 906 Certification by Henk H. Evers
               99.2   Section 906 Certification by Jim Papovich

            B. Reports on Form 8-K:

      During the quarter ended June 30, 2002, the Company filed with the Securities and Exchange Commission the following Current Report on Form 8-K.

      (i) On June 18, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4 a change in the Company's certifying accountant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RIDGEWOOD HOTELS, INC.


                                    By:     /s/ Henk H. Evers
                                       -----------------------------------
                                            Henk H. Evers
                                            President


                                    By:     /s/ Jim Papovich
                                       -----------------------------------
                                            Jim Papovich
                                            Regional Director of Operations

Date: April 18, 2003

I, Henk E. Evers, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Ridgewood Hotels. Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 18, 2003                  /s/ Henk H. Evers
                                      -------------------------------------
                                      Henk H. Evers
                                      President and Chief Operating Officer

I, Jim Papovich, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Ridgewood Hotels, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (d) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (e) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 18, 2003                          /s/ Jim Papovich
                                              ---------------------------------
                                              Jim Papovich
                                              Regional Director of Operations