Form 10-Q
period 2002-09-30
RIDGEWOOD HOTELS INC
filed 2003-04-18
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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

     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_| No |X|

Common stock, par value $.01 per share - 2,513,480 shares outstanding at March 31, 2003

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

                             RIDGEWOOD HOTELS, INC.
                     Index to Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2002

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements                                               Page

         Condensed Consolidated Balance Sheets as of
         September 30, 2002 and March 31, 2002 ..........................     3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended September 30, 2002 and 2001 .........     5

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2002 and 2001 ...................     6

         Notes to Consolidated Financial Statements .....................     7

Item 2   Managements' Discussion and Analysis of Financial
         Condition and Results of Operations ............................    15

Item 3   Quantitative and Qualitative Disclosures About Market Risk......    22

Item 4   Controls and Procedures ........................................    22

                             PART II - OTHER INFORMATION

Item 1   Legal Proceedings ..............................................    23

Item 3   Default Upon Senior Securities .................................    23

Item 6   Exhibits and Reports on Form 8-K ...............................    23

Signatures ..............................................................    24

Certifications ..........................................................    25

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND MARCH 31, 2002
($000's omitted, except share and per share data)
(Unaudited)

                                                                      Sept. 30, 2002    March 31, 2002
                                                                      --------------    --------------
Assets:
Current assets:
   Cash and cash equivalents                                              $   811           $ 1,150
   Receivables from affiliates                                                322               156
   Other operating receivables, net of allowance for doubtful
      accounts of $128 and $154, respectively                                 510               553
   Other current assets                                                       623               829
                                                                          -------------------------
   Total current assets                                                     2,266             2,688

Real estate investments :
   Real estate properties
      Operating properties, net of accumulated
        depreciation of $1,336 and $820, respectively                      20,023            20,058
       Land held for sale (Note 3)                                          1,298             1,365
   Investment in unconsolidated entities, net of allowance for
       possible losses of $3,200                                               --                --
                                                                          -------------------------

   Total real estate investments, net                                      21,321            21,423

Management contracts, net of accumulated amortization of $1,016
   and $807, respectively                                                   1,234             1,192

Other assets, net of accumulated depreciation of $223 and $130,
respectively                                                                  272               289
                                                                          -------------------------
                                                                          $25,093           $25,592
                                                                          =========================
                                                                                        (continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND MARCH 31, 2002
($000's omitted, except share and per share data)
(Unaudited)

                                                                       Sept. 30, 2002      March 31, 2002
                                                                       --------------      --------------
Liabilities:

Current liabilities:
   Current maturities of long-term debt                                   $  2,257            $  2,257
   Accounts payable                                                            574                 330
   Payables to affiliates                                                      104                  25
   Accrued salaries, bonuses and other compensation                            134                 251
   Accrued legal and audit expense                                              99                 160
   Lease commitment for vacated office                                          --                  26
   Accrued interest and other liabilities                                      572                 552
   Liabilities of land held for sale (Note 3)                                   20                  40
                                                                          ----------------------------
   Total current liabilities                                                 3,760               3,641

Accrued pension liability                                                      845                 845
Long-term debt                                                              20,558              20,674
                                                                          ----------------------------
   Total liabilities                                                        25,163              25,160
                                                                          ----------------------------

Shareholders' investment:
   Series A convertible cumulative preferred
      stock, $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding (liquidation preference of
      $4,890 and $4,710, respectively)                                         450                 450
   Common stock, $0.01 par value, 5,000,000 shares authorized,
      2,513,480 shares issued and outstanding                                   25                  25
   Paid-in surplus                                                          17,671              17,671
   Accumulated deficit                                                     (18,216)            (17,714)
                                                                          ----------------------------
      Total shareholders' investment                                           (70)                432
                                                                          ----------------------------
                                                                          $ 25,093            $ 25,592
                                                                          ============================

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001
($000's omitted, except share and per share data)

                                             For the Three Months Ended     For the Six Months Ended
                                             --------------------------------------------------------
                                              Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                                 2002           2001           2002           2001
                                             (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                             --------------------------------------------------------
Revenues:
   Revenues from wholly-
      owned hotel operations                   $ 1,898        $ 1,883        $ 4,012        $ 4,162
   Revenues from hotel management-
      Related party                                275            205            559            424
      Other                                         17             88             50            255
   Sales of real estate properties                  --             --             50             --
   Equity in net income
      of unconsolidated entities                    63             63            126            126
   Interest income                                   4              2              8              8
   Other                                            --              2             --              6
                                               ----------------------------------------------------
                                                 2,257          2,243          4,805          4,981
Costs and expenses:
   Expenses of wholly-
      owned real estate properties               1,361          1,331          2,794          2,763
   Depreciation and amortization                   396            320            784            669
   Interest expense                                511            511          1,018          1,001
   General, administrative
      and other                                    328            491            643          1,052
   Impairment loss of land held for sale            --             --             67             --
                                               ----------------------------------------------------
                                                 2,596          2,653          5,306          5,485
                                               ----------------------------------------------------
Loss before income taxes                          (339)          (410)          (501)          (504)
Income taxes                                        --             --             --             --
                                               ----------------------------------------------------
Net loss                                          (339)          (410)          (501)          (504)
Unaccrued preferred dividends                      (90)           (90)          (180)          (180)
                                               ----------------------------------------------------
Net loss applicable to
   common shareholders                         $  (429)       $  (500)       $  (681)       $  (684)
                                               ----------------------------------------------------

Basic and diluted loss per common share        $ (0.17)       $ (0.20)       $ (0.27)       $ (0.27)
                                               ====================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001
($000's omitted)

                                                                 For the Six Months Ended
                                                                --------------------------
                                                                 Sept. 30,      Sept. 30,
                                                                    2002           2001
                                                                (Unaudited)    (Unaudited)
                                                                --------------------------
Cash flows from operating activities:
   Net loss                                                       $  (501)       $  (504)
   Adjustments to reconcile net loss to net
      cash provided from operating activities:
         Depreciation and amortization                                784            669
         Provision for doubtful accounts                               40             --
         Gain from sale of real estate properties                     (50)            --
         (Increase) decrease in receivables from affiliates          (166)           201
         Decrease in other receivables                                 70             --
         Increase (decrease) in payables to affiliates                 79            (43)
         Decrease in other assets                                     162            197
         Increase (decrease) in accounts payable and
             accrued liabilities                                       39           (475)
                                                                  ----------------------
         Total adjustments                                            958            549
                                                                  ----------------------
         Net cash provided by operating activities                    457             45
                                                                  ----------------------

Cash flows (used in) provided by investing activities:
   Consolidation of hotel, net of cash consolidated                    --            128
   Proceeds from sale of real estate                                   50            250
   Additions to real estate properties                               (480)          (105)
   Additions to management contracts                                 (250)            --
                                                                  ----------------------
      Net cash (used in) provided by investing activities            (680)           273
                                                                  ----------------------

Cash flows used in financing activities:
   Repayments of debt                                                (116)          (230)
                                                                  ----------------------
      Net cash used in financing activities                          (116)          (230)
                                                                  ----------------------

Net (decrease) increase in cash and cash equivalents                 (339)            88
Cash and cash equivalents at beginning of period                    1,150          1,478
                                                                  ----------------------
Cash and cash equivalents at end of period                        $   811        $ 1,566
                                                                  ======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

1.    BASIS OF PRESENTATION:

      The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with condensed Ridgewood Hotel, Inc.'s (the "Company" or "Ridgewood") Annual Report on Form 10K for the fiscal year ended March 31, 2002. The consolidated financial statements include the accounts of the Company, the Holiday Inn located in Louisville, Kentucky (the "Louisville Hotel"), which is owned through the Company's wholly-owned subsidiary, RW Louisville Hotel Associates, LLC ("Associates"), and Louisville Hotel, LLC ("LLC"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods covered by this report. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2003

2.    RECENT ACCOUNTING PRONOUNCEMENTS

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

      In December 2002, SFAS 148, Accounting for Stock-Based Compensations - Transition and Disclosure, was issued which is an amendment of SFAS 123, Accounting for Stock-Based Compensation. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The adoption of SFAS 148 had no effect on the financial statements.

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

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve a controlling interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to fiscal years beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003. The adoption of FIN No. 46 will not have a significant impact on the Company's financial statements.

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

      The following condensed table summarizes the liabilities directly related to the land held for sale as of September 30, 2002 and March 31, 2002:

                                            September 30,     March 31,
                                                 2002            2002

            Accrued interest and other         $19,559         $40,379
                                               =======================

4.    RELATED PARTY TRANSACTIONS:

      The Company is party to management agreements with Fountainhead Development Corporation ("Fountainhead"), beneficial owner with 78 percent ownership of the Company to provide management services at Chateau Elan Georgia ("Chateau Elan"), Chateau Elan Sebring ("Sebring"), St. Andrews Bay Scotland ("St. Andrews"), Diablo Grande Resort ("Diablo"). For the three months ended September 30, 2002, the Company earned management fees of approximately $160,000, $17,000, $85,000, $7,000 and $6,000 for Chateau Elan, Sebring, St.
Andrews, Diablo and the Lodge at Chateau Elan ("Lodge"), respectively. Management fees for the three months ended September 30, 2001, were approximately $140,000, $21,000, $36,000, $-0- and $8,000, for Chateau Elan,
Sebring, St. Andrews, Diablo, and the Lodge at Chateau Elan respectively. Management fees earned from Fountainhead represent 94% and 70% of the total management fee revenue for the three months ended September 30, 2002 and 2001. For the six months ended September 30, 2002, the Company earned management fees of approximately $356,000, $33,000, $151,000, $7,000 and $13,000 for Chateau
Elan, Sebring, St. Andrews, Diablo and the Lodge at Chateau Elan, respectively. Management fees for the six months ended September 30, 2001 were approximately $323,000, $36,000, $53,000, $-0-, and $12,000 for Chateau Elan, Sebring, St.
Andrews, Diablo and the Lodge at Chateau Elan, respectively. For the six months ended September 30, 2001, the Company earned $12,000 in development fees for St. Andrews. Management and development fees earned from Fountainhead represent 92% and 62% in for the six months ended September 30, 2002 and 2001, respectively.

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

      The Company also manages the Lodge, a hotel owned by the Company's Chief Executive Officer and President. The Company received management fees of approximately $6,000 and $8,000 from the Lodge for the three months ended September

30, 2002 and 2001, respectively. Management fees earned for the six months ended September 30, 2002 and 2001, were $13,000 and $12,000, respectively.

      In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays and is reimbursed by Fountainhead. As of September 30, 2002 and March 31, 2002, Fountainhead owed the Company approximately $315,000 and $451,000, respectively, for unpaid management fees and expenses, which represents 40% and 51%, respectively, of the Company's total receivables as of September 30, 2002 and March 31, 2002.

      The Company utilizes Chateau Elan's Human Resource Director ("HR Director") on a part-time basis. In connection with the services provided by Chateau Elan's HR Director, the Company was charged approximately $5,000 and $10,000, for the three months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002 and 2001, the Company was charged approximately $23,000 and $20,000, respectively.

      The Company's Director of Marketing and former Director of Accounting and Finance provide services to Chateau Elan. For the three months ended September 30, 2002 and 2001, Chateau Elan reimbursed the Company approximately $28,000 and $7,000, respectively, for such services. For the six months ended September 30, 2002 and 2001, Chateau Elan Georgia reimbursed the Company approximately $45,000 and $7,000, respectively.

5.    LONG-TERM DEBT

      On September 30, 1999, the Company entered into three promissory notes with Louisville Hotel, LP ("LLP") in order to purchase additional equity in LLC. A promissory note for $1,333,000 is secured by the Company's ownership interest in LLC. The two other promissory notes are for $300,000 each, with one secured by the land in Phoenix, Arizona and the other secured by the land in Longwood, Florida (collectively, the "Notes"). The total carrying value of the assets pledged as collateral is approximately $620,000 as of September 30, 2002 and March 31, 2002, respectively. The three promissory notes are cross-defaulted, bear interest at 13%, matured on September 30, 2002 and are non-recourse to the Company (see Note 7). Interest expense for the three months ended September 30, 2002 and 2001 was approximately $63,000 and $63,000, respectively. Interest expense for the six months ended September 30, 2002 and 2001 was approximately $126,000 and $126,000, respectively. The Notes were refinanced on February 12, 2003 as described in Note 9.

      On May 21, 1998, Associates, entered into a loan agreement to purchase the Louisville Hotel. The loan proceeds were $18,500,000, and the Hotel serves as collateral for the loan. The loan is for a term of 25 years at a fixed rate of 7.39%. As of September 30, 2002 and March 31, 2002, the balance of the loan was approximately $17,347,000 and $17,501,000, respectively. Interest expense for the three months ended September 30, 2002 and 2001 was approximately $448,000 and $339,000, respectively. Interest expense for the six months ended September 31, 2002 and 2001 was approximately $892,000 and $666,000, respectively.

      On June 2, 1998, Associates entered into a note with LLC in the amount of $3,623,690. The note is secured by the ownership interest in Associates and has a term of ten years at a fixed rate of 13%. As of September 30, 2002 and March 31, 2002, the balance of the note was approximately $3,535,000 and $3,496,000, respectively. Interest expense for the three months ended September 30, 2002 and 2001 was approximately $63,000 and $107,000, respectively. Interest expense for the six months ended September 30, 2002 and 2001 was approximately $126,000 and $216,000, respectively.

6.    SHAREHOLDERS' INVESTMENT

      The following table sets forth the computation of basic and diluted loss per share at September 30, 2002 and 2001:

                                                    For the Three Months Ended              For the Six Months Ended
                                                 -----------------------------------------------------------------------
                                                  Sept. 30,           Sept. 30,           Sept. 30,           Sept. 30,
                                                     2002               2001                2002                2001
                                                 (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                 -----------------------------------------------------------------------
Net loss                                         $  (339,000)        $  (410,000)        $  (501,000)        $  (504,000)
Less undeclared preferred dividends                  (90,000)            (90,000)           (180,000)           (180,000)
                                                 -----------------------------------------------------------------------
Net loss applicable to
   common shareholders                           $  (429,000)        $  (500,000)        $  (681,000)        $  (684,000)

Weighted average shares outstanding-basic          2,513,000           2,513,000           2,513,000           2,513,000
                                                 =======================================================================

Basic and diluted loss per common share          $     (0.17)        $     (0.20)        $     (0.27)        $     (0.27)
                                                 =======================================================================

As of September 30, 2002 there are $1,290,000 of preferred stock dividends in arrears and due to Fountainhead.

7.    COMMITMENTS AND CONTINGENCIES

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

      Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the

Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates would be subject to liquidated damages under the Franchise Agreement equal to approximately 18 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $32,000.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Plan"). Under the Plan, Associates was required to make approximately $1,200,000 of improvements to the Louisville Hotel by December 31, 2002, as well as meet certain interim milestones. As of September 30, 2002, Associates has spent approximately $908,000 on improvements and has approximately $72,000 in escrow to spend on improvements. The Company has received an extension to May 1, 2004 for completion of the Property Improvement Plan and the funding by Associates should be sufficient for it's completion.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company's condensed consolidated financial statements for the three and six months ended September 30, 2002.

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

RESULTS OF OPERATIONS --

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Revenues

      Revenues from wholly owned hotel operations increased approximately $15,000, or 1% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The small increase for the three months ended September 30, 2002 compared to September 30, 2001 was due to lower occupancy and a lower average daily room rate at the hotel in Louisville, Kentucky.

      Revenues from hotel management are generally based on agreements which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accounting fees are fixed monthly fees charged to hotels which utilize centralized accounting services provided by the Company. Revenues from hotel management decreased approximately $8,000, or 3% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Revenues from hotel management decreased as a result of the Company managing nine fewer properties in the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

      For the three months ended September 30, 2002, the Company earned management fees of approximately $160,000, $17,000, $85,000, $7,000 and $6,000 for Chateau Elan, Sebring, St. Andrews, Diablo, and the Lodge at Chateau Elan respectively. Management fees for the three months ended September 30, 2001, were approximately $140,000, $21,000, $36,000, $-0-, and $8,000 for Chateau
Elan, Sebring, St. Andrews, Diablo, and the Lodge at Chateau Elan respectively. Management fees earned from Fountainhead represent 94 percent and 70 percent of the total management fee revenue for the three months ended September 30, 2002 and 2001.

      The Company's management agreements with respect to two properties which the Company derived approximately $15,000 and $68,000, respectively, of base management revenues during the six months ending September 30, 2002 and 2001 have been terminated as follows: a 117 room hotel in Athens, Georgia and a 60 room hotel in Lavonia, Georgia,

      Equity in net income of unconsolidated entities of $63,000 and $63,000 for the three months ended September 30, 2002 and 2001, respectively, was received from Louisville Hotel, LLC ("LLC"). This equity is offset, on a dollar for dollar basis, by interest accrued on notes outstanding with Louisville Hotel, LP, and is recorded as interest expense.

Expenses

      Expenses of wholly-owned real estate increased approximately $30,000, or 2% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increases were due to normal fluctuations in operating expenses at the hotel in Louisville, Kentucky.

      Depreciation and amortization expense increased approximately $76,000, or 24%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increases were primarily due to the reclassification of certain land costs to depreciable assets at the hotel in Louisville, Kentucky.

      General, administration and other expenses decreased approximately $163,000, or 33%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decreases are due to the Company's continuing overall efforts to manage overhead costs closely. The Company has also eliminated several staff positions and decreased or eliminated various other costs in conjunction with managing fewer hotels.

      Comparison of the six months ended September 30, 2002 to the six months ended September 30, 2001

Revenues

      Revenues from wholly owned hotel operations decreased approximately $150,000, or 4% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decrease for the six months ended September 30, 2002 compared to September 30, 2001 was due to lower occupancy and a lower average daily room rate at the hotel in Louisville, Kentucky.

      Revenues from hotel management are generally based on agreements which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accounting fees are set monthly fees charged to hotels which utilize centralized accounting services provided by the Company. Revenues from hotel management decreased $70,000, or 10% for six months ended September 30, 2002 compared to the six months ended September 30, 2001. Revenues from hotel management decreased as a result of the Company managing nine fewer properties in the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The management agreements were terminated for various reasons such as ownership changes at a hotel or insufficient cash at the managed hotel to pay for management services.

      For the six months ended September 30, 2002, the Company earned management fees of approximately $356,000, $33,000, $151,000, $7,000, and $13,000 for
Chateau Elan, Sebring, St. Andrews, Diablo and the Lodge at Chateau Elan, respectively. Management fees for the six months ended September 30, 2001 were approximately $323,000, $36,000, $53,000, $-0-, and $12,000 for Chateau Elan,
Sebring, St. Andrews, Diablo and the Lodge at Chateau Elan respectively. For the six months ended September 30, 2001, the Company earned $12,000 in development fees for St. Andrews. Management and development fees earned from Fountainhead represent 92 percent and 62 percent in for the six months ended September 30, 2002 and 2001, respectively.

      During the six months ending September 30, 2002 the Company had gains from real estate sales of $50,000. This gain was due to the sale of the Company's remaining parcel of land in Athens, Georgia. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

      The Company's management agreements with respect to two properties which the Company derived approximately $15,000 and $68,000, respectively, of base management revenues during the six months ending September 30, 2002 and 2001 have been terminated as follows: a 117 room hotel in Athens, Georgia and a 60 room hotel in Lavonia, Georgia,

      Equity in net income of unconsolidated entities of $126,000 and $126,000 for the six months ended September 30, 2002 and 2001, respectively, was received from LLC. This equity is offset, on a dollar for dollar basis, by interest accrued on notes outstanding with Louisville Hotel, LP, and is recorded as interest expense.

Expenses

      Expenses of wholly-owned real estate decreased approximately $31,000, or 1% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001, respectively. The decreases were due to normal fluctuations in operating expenses at the hotel in Louisville, Kentucky.

      Depreciation and amortization expense increased approximately $115,000, or 17% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The increases were primarily due to the reclassification of certain land costs to depreciable assets at the hotel in Louisville, Kentucky.

      Interest expense increased approximately $17,000 or 2%, for the six months ended September 30, 2002 compared to the six months ended September 30, 2001, respectively. The increase was due to the principal increasing on the promissory note with LLC.

      General, administration and other expenses decreased approximately $409,000, or 39% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decrease was due to the Company's continuing overall efforts to manage overhead costs closely. The Company has also eliminated several staff positions and decreased or eliminated various other costs in conjunction with managing fewer hotels.

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

Louisville Hotel-

      On February 12, 2003 the Company completed the following transactions with Louisville Hotel, LP ("LLP"). First, the Company made a $700,000 principal payment on the Notes (see Notes) by (a) paying $200,000 in cash; (b) conveying to an affiliate of LLP title to the Company's undeveloped land in Ohio in return for a $200,000 reduction in the principal of the Notes and (c) conveying to an affiliate of LLP title to the Company's undeveloped land in Arizona in return for a $300,000 reduction in the principal of the Notes (the Company was released from portion of the Notes secured by the Arizona land.) Second, the Company and LLP amended the terms of the Notes (other than the $300,000 Note secured by the land in Longwood, Florida (the "Florida Note")) by reducing the interest rate from 13% to 10% and extending the maturity date until February 2006. Third, the Company and LLP amended the Florida Note by : (a) reducing the interest rate from 13% to 10%; (b) extending the maturity date such that principal is due and payable in quarterly installments of $50,000 with the first installment due on July 1, 2004; (c) providing that interest only shall be payable in monthly installments until the date on which the final principal payment is paid and (d) providing that if the Company establishes legal access to its Florida land at nay time prior to July 1, 2004, then the Company shall, at its option, either
(1) pay an amount equal to all remaining outstanding principal and interest or
(2) convey title to the land in Longwood to LLP as payment in full of the Florida Note. Fourth, the Company and LLP amended the LLC Operating Agreement to
(a) extend the Purchase Obligation until February 12, 2006, (b) reduce the rate of preferred return from 13% to 10% and (c) provide the Company with the option to extend to Purchase Obligation until February 12, 2007 if the Company has made a partial payment of no less than $1,000,000 towards the Purchase Obligation before February 12, 2006. As a result of these transactions, the remaining principal amount due on the Notes is $1,233,000.

      The Company recognized a loss of approximately $67,000 in the six months ended September 30, 2002 on the Arizona and Ohio land transferred in conjunction with the debt reduction above

      The Company has guaranteed Associates' obligations under the Franchise Agreement between Associates and Holiday Inn. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates would be subject to liquidated damages under the Franchise Agreement equal to approximately 18 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $32,000.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Plan"). Under the Plan, Associates is required to make approximately $1,200,000 of improvements to the Hotel by December 31, 2002, as well as meet certain interim milestones. As of September 30, 2002, Associates has spent approximately $908,000 on improvements and has approximately $72,000 in escrow to spend on improvements. The Company has received an extension to May 1, 2004 for completion of the Property Improvement Plan and the funding by Associates should be sufficient for it's completion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      While the Company is exposed to various market risks, including changes in interest rates, the Company does not believe that it has any material exposure to the market risks covered by this Item. As of September 30, 2002, the Company primarily carries interest rates which are fixed and, therefore, does not expect to have material exposure to interest rate changes in the short term. The Company does not enter into derivatives or other financial instruments for trading purposes and has not entered into financial instruments to manage and reduce the impact of changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures

            The Company's President and Regional Director and Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

      (b)   Changes in Internal Controls.

            Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The action in the Court of Chancery of the State of Delaware titled the William N. Strassburger v. Michael M. Earley, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Properties, Inc. (now known as Ridgewood Hotels, Inc.), nominal defendant, C.A. No. 14267 (the "Action") as described in the Company's annual report on Form 10-K for the period ending March 31, 2002 continues to be pending. On March 24, 2003, the parties submitted a Stipulation of Settlement to the Court of Chancery for approval. The terms of the Stipulation of Settlement are described in the Company's Current Report on Form 8-K filed on April 2, 2003.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      As of the date of this report, the Company is in arrears on dividend payments due to Fountainhead with respect to the Company's Series A Convertible Preferred Stock in an aggregate amount of $ 1,290,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            A.    Exhibits:

                  99.1 Section 906 Certification by Henk H. Evers

                  99.2 Section 906 Certification by Jim Papovich

            B.    Reports on Form 8-K:

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RIDGEWOOD HOTELS, INC.


                                        By: /s/ Henk H. Evers
                                            ------------------------------------
                                            Henk H. Evers
                                            President


                                        By: /s/ Jim Papovich
                                            ------------------------------------
                                            Jim Papovich
                                            Regional Director of Operations

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

Date: April 18, 2003

                                        /s/ Jim Papovich
                                        ------------------------------------
                                        Jim Papovich
                                        Regional Director of Operations