Form 10-Q
period 2002-12-31
RIDGEWOOD HOTELS INC
filed 2003-04-18
CIK 783728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2002

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

Yes |X|   No |_|

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

                             RIDGEWOOD HOTELS, INC.
                     Index to Quarterly Report on Form 10-Q
                     For the Quarter Ended December 31, 2002

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements                                            Page

         Condensed Consolidated Balance Sheets as of
         December 31, 2002 and March 31, 2002 ........................    3

         Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended December 31, 2002 and 2001 ......    5

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 2002 and 2001 ................    6

         Notes to Consolidated Financial Statements ..................    7

Item 2   Managements' Discussion and Analysis of Financial
         Condition and Results of Operations .........................   15

Item 3   Quantitative and Qualitative Disclosures About Market Risk ..   22

Item 4   Controls and Procedures .....................................   22

                             PART II - OTHER INFORMATION

Item 1   Legal Proceedings ...........................................   23

Item 3   Default Upon Senior Securities ..............................   23

Item 6   Exhibits and Reports on Form 8-K ............................   23

Signatures ...........................................................   24

Certifications .......................................................   25

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND MARCH 31, 2002
($000's omitted, except share and per share data)
(Unaudited)

                                                                                Dec. 31, 2002    March 31, 2002
                                                                                -------------    --------------
Assets:
Current assets:
   Cash and cash equivalents                                                        $   326          $ 1,150
   Receivables from affiliates                                                          340              156
   Other operating receivables, net of allowance for doubtful
      accounts of $178 and $154, respectively                                           344              553
   Other current assets                                                                 479              829
                                                                                    ------------------------
   Total current assets                                                               1,489            2,688

Real estate investments:
   Real estate properties
      Operating properties, net of accumulated
        depreciation of $1,594 and $820, respectively                                19,829           20,058
      Land held for sale (Note 3)                                                     1,298            1,365
      Investment in Unconsolidated entities, net of allowance for possible
        losses of $3,200                                                                 --               --
                                                                                    ------------------------

   Total real estate investments, net                                                21,127           21,423

Management contracts, net of accumulated amortization of $1,157
   and $807, respectively                                                             1,668            1,192

Other assets, net of accumulated depreciation of $133 and $130,
respectively                                                                            241              289
                                                                                    ------------------------
                                                                                    $24,525          $25,592
                                                                                    ========================

                                                                     (continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND MARCH 31, 2002
($000's omitted, except share and per share data)
(Unaudited)


                                                                  Dec. 31, 2002      March 31, 2002
                                                                  -------------      --------------
Liabilities:
Current liabilities:
   Current maturities of long-term debt                              $  2,257           $  2,257
   Accounts payable                                                       426                330
   Payables to affiliates                                                 182                 25
   Accrued salaries, bonuses and other compensation                       202                251
   Accrued legal and audit expense                                        134                160
   Lease commitment for vacated office                                     --                 26
   Accrued interest and other liabilities                                 524                552
   Liabilities of land held for sale (Note 3)                              10                 40
                                                                     ---------------------------
   Total current liabilities                                            3,735              3,641

Accrued pension liability                                                 845                845
Long-term debt (Note 5)                                                20,555             20,674
                                                                     ---------------------------
   Total liabilities                                                   25,135             25,160
                                                                     ---------------------------

Shareholders' investment: (Note 6)
   Series A convertible cumulative preferred
      stock, $1 par value, 1,000,000 shares authorized, 450,000
      shares issued and outstanding (liquidation preference of
      $4,980 and $4,710, respectively)                                    450                450
   Common stock, $0.01 par value, 5,000,000 shares authorized,
      2,513,480 shares issued and outstanding                              25                 25
   Paid-in surplus                                                     17,671             17,671
   Accumulated deficit                                                (18,756)           (17,714)
                                                                     ---------------------------
      Total shareholders' investment                                     (610)               432
                                                                     ---------------------------
                                                                     $ 24,525           $ 25,592
                                                                     ===========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2002 AND 2001
($000's omitted, except share and per share data)

                                       For the Three Months Ended      For the Nine Months Ended
                                       ----------------------------------------------------------
                                        Dec. 31,        Dec. 31,        Dec. 31,        Dec. 31,
                                          2002            2001            2002            2001
                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                       ----------------------------------------------------------
Revenues:
   Revenues from wholly-
      owned hotel operations           $    1,772      $    1,805      $    5,784      $    5,966
   Revenues from hotel management-
      Related party                           253             237             811             661
      Other                                    14              88              66             343
   Sales of real estate properties             --             127              50             127
   Equity in net income
     of unconsolidated entities                63              63             188             188
   Interest income                              1              16               9              25
   Other                                       --               5              --              12
                                       ----------------------------------------------------------
                                            2,103           2,341           6,908           7,322
Costs and expenses:
   Expenses of wholly-
     owned real estate properties           1,261           1,337           4,057           4,100
   Costs of real estate sold                    2              35               2              35
   Depreciation and amortization              416             291           1,200             960
   Interest expense                           525             505           1,542           1,506
   General, administrative
     and other                                438             416           1,082           1,468
   Impairment loss of land held
     for sale                                  --              --              67              --
                                       ----------------------------------------------------------
                                            2,642           2,584           7,905           8,069
                                       ----------------------------------------------------------
Loss Before income taxes                     (539)           (243)         (1,042)           (747)
Income taxes                                   --              --              --              --
                                       ----------------------------------------------------------
Net loss                                     (539)           (243)         (1,042)           (747)
Unaccrued preferred dividends                 (90)            (90)           (270)           (270)
                                       ----------------------------------------------------------
Net loss applicable to
   common shareholders                 $     (629)     $     (333)     $   (1,312)     $   (1,017)
                                       ----------------------------------------------------------

Basic and diluted loss per common
   share                               $    (0.25)     $    (0.13)     $    (0.52)     $    (0.40)
                                       ==========================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
DECEMBER 31, 2002 AND 2001
($000's omitted)

                                                                  For the Nine Months Ended
                                                                 ---------------------------

                                                                  Dec. 31,         Dec. 31,
                                                                    2002             2001
                                                                 (Unaudited)      (Unaudited)
                                                                 ---------------------------
Cash flows from operating activities:
   Net loss                                                      $   (1,042)      $     (747)
   Adjustments to reconcile net loss to net
      cash provided from operating activities:
         Depreciation and amortization                                1,200              960
         Provision for doubtful accounts                                152               --
         Gain from sale of real estate properties                       (50)             (92)
         (Increase) decrease in receivables from affiliates            (184)             180
         Decrease in other receivables                                  124               --
         Increase in payables to affiliates                             157               47
         Decrease in other assets                                       289              255
         Decrease in accounts payable and
             accrued liabilities                                         (4)            (482)
                                                                 ---------------------------
         Total adjustments                                            1,684              868
                                                                 ---------------------------
         Net cash provided by operating activities                      642              121
                                                                 ---------------------------

Cash flows (used in) provided by investing activities:
   Consolidation of hotel, net of cash consolidated                      --              128
   Proceeds from sale of real estate                                     50              377
   Additions to real estate properties                                 (544)            (117)
   Additions to management contracts                                   (825)              --
                                                                 ---------------------------
      Net cash (used in) provided by investing activities            (1,319)             388
                                                                 ---------------------------

Cash flows used in financing activities:
   Repayments of debt                                                  (147)            (310)
                                                                 ---------------------------
      Net cash used in financing activities                            (147)            (310)
                                                                 ---------------------------

Net (decrease) increase in cash and cash equivalents                   (824)             199
Cash and cash equivalents at beginning of period                      1,150            1,478
                                                                 ---------------------------
Cash and cash equivalents at end of period                       $      326       $    1,677
                                                                 ===========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

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

3. LAND HELD FOR SALE

      Management has determined that the undeveloped land in Fairfield Hills, Ohio; Dallas, Texas; Longwood, Florida; and, Phoenix, Arizona, meets the criteria of a qualifying disposition in accordance with SFAS No. 144. The Company has reclassed the carrying amount of the land to land held for sale in the accompanying balance sheets. In February 2003, the land in Fairfield Hills, Ohio and Phoenix, Arizona was transferred as part of a debt refinancing described in
Note 9. The land located in Dallas, Texas and Longwood, Florida is expected to be sold during fiscal 2004.

      The following condensed table summarizes the liabilities directly related to the land held for sale as of December 31, 2002 and March 31, 2002:

                                                    December 31,     March 31,
                                                        2002            2002

Accounts payable                                    $      5,929
Accrued interest and other liabilities                     4,247    $   40,379
                                                    ------------    ----------
                                                    $     10,176    $   40,379
                                                    ============    ==========

4. RELATED PARTY TRANSACTIONS

      The Company is party to management agreements with Fountainhead Development Corporation ("Fountainhead"), beneficial owner with 78 percent ownership of the Company to provide management services at Chateau Elan Georgia ("Chateau Elan"), Chateau Elan Sebring ("Sebring"), St. Andrew Bay Scotland ("St. Andrews"), Diablo Grande Resort ("Diablo"). For the three months ended December 31, 2002, the Company earned management fees of approximately $145,000, $12,000, $76,000, $13,000 and $7,000 for Chateau Elan, Sebring, St. Andrews, Diablo, and the Lodge at Chateau Elan ("Lodge") respectively. Management fees for the three months ended December 31, 2001, were approximately $170,000, $18,000, $43,000, $-0-, and $6,000 for Chateau Elan, Sebring, St. Andrews, Diablo, and the Lodge at Chateau Elan respectively. Management fees earned from Fountainhead represent 92 percent and 71 percent of the total management fee revenue for the three months ended December 31, 2002 and 2001. For the nine months ended December 31, 2002, the Company earned management fees of approximately $500,000, $46,000, $227,000, $20,000 and $19,000 for Chateau Elan,
Sebring, St. Andrews, Diablo, and the Lodge at Chateau Elan respectively. Management fees for the nine months ended December 31, 2001 were approximately $493,000, $54,000, $96,000, $-0-, and $18,000 for Chateau Elan, Sebring, St.
Andrews, Diablo, and the Lodge at Chateau Elan respectively. For the nine months ended December 31, 2001, the Company earned $12,000 in development fees for St. Andrews. Management and development fees earned from Fountainhead represent 90 percent and 64 percent in for the nine months ended December 31, 2002 and 2001, respectively.

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

      The Company also manages the Lodge, a hotel owned by the Company's Chief Executive Officer and President. The Company received management fees of approximately $7,000 and $6,000 from the Lodge for the three months ended December 31, 2002 and 2001, respectively. Management fees earned for the nine months ended December 31, 2002 and 2001, were $19,000 and $18,000, respectively.

      In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays and is reimbursed by Fountainhead. As of December 31, 2002 and March 31, 2002, Fountainhead owed the Company approximately $340,000 and $156,000, respectively, for unpaid management fees and expenses, which represents 50% and 22%, respectively, of the Company's total receivables as of December 31, 2002 and March 31, 2002.

      The Company utilizes Chateau Elan's Human Resource Director ("HR Director") on a part-time basis. In connection with the services provided by Chateau Elan's HR Director, the Company was charged approximately $5,000 and $13,000, for the three months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002 and 2001, the Company was charged approximately $29,000 and $33,000, respectively.

      The Company's Director of Marketing and former Director of Accounting and Finance provide services to Chateau Elan. For the three months ended December 31, 2002 and 2001, Chateau Elan reimbursed the Company approximately $15,000 and $28,000, respectively, for such services. For the nine months ended December 31, 2002 and 2001, Chateau Elan Georgia reimbursed the Company approximately $70,000 and $35,000, respectively.

5. LONG-TERM DEBT

      On September 30, 1999, the Company entered into three promissory notes with Louisville Hotel, LP ("LLP") in order to purchase additional equity in LLC. A promissory note for $1,333,000 is secured by the Company's ownership interest in LLC. The two other promissory notes are for $300,000 each, with one secured by the land in Phoenix, Arizona and the other secured by the land in Longwood, Florida (collectively, the "Notes"). The total carrying value of the assets pledged as collateral is approximately $620,000 as of December 31, 2002 and March 31, 2002, respectively. The three promissory notes are cross-defaulted, bear interest at 13%, matured on September 30, 2002 and are non-recourse to the Company (see Note 7). Interest expense for the three months ended December 31, 2002 and 2001 was approximately $63,000 and $63,000, respectively. Interest expense for the nine months ended December 31, 2002 and 2001 was approximately $188,000 and $188,000, respectively. The Notes were refinanced on February 12, 2003 as described in Note 9.

      On May 21, 1998, Associates, entered into a loan agreement to purchase the Louisville Hotel. The loan proceeds were $18,500,000, and the Hotel serves as collateral for the loan. The loan is for a term of 25 years at a fixed rate of 7.39%. As of December 31, 2002 and March 31, 2002, the balance of the loan was approximately $17,269,000 and $17,501,000, respectively. Interest expense for the three months ended December 31, 2002 and 2001 was approximately $325,000 and $315,000, respectively. Interest expense for the nine months ended December 31, 2002 and 2001 was approximately $989,000 and $974,000, respectively.

      On June 2, 1998, Associates entered into a note with LLC in the amount of $3,623,690. The note is secured by the ownership interest in Associates and has a term of ten years at a fixed rate of 13%. As of December 31, 2002 and March 31, 2002, the balance of the note was approximately $3,610,000 and $3,496,000, respectively. Interest expense for the three months ended December 31, 2002 and 2001 was approximately $137,000 and $127,000, respectively. Interest expense for the nine months ended December 31, 2002 and 2001 was approximately $364,000 and $343,000, respectively.

6. SHAREHOLDERS' INVESTMENT

      The following table sets forth the computation of basic and diluted loss per share at December 31, 2002 and 2001 :

                                             For the Three Months Ended      For the Nine Months Ended
                                             -----------------------------------------------------------
                                              Dec. 31,        Dec. 31,        Dec. 31,        Dec. 31,
                                                2002            2001            2002            2001
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                             -----------------------------------------------------------
Net loss                                     $  (539,000)    $  (243,000)    $(1,042,000)    $  (747,000)

Less undeclared preferred dividends              (90,000)        (90,000)       (270,000)       (270,000)
                                             -----------------------------------------------------------
Net loss applicable to
   common shareholders                       $  (629,000)    $  (333,000)    $(1,312,000)    $(1,017,000)

Weighted average shares outstanding-basic      2,513,000       2,513,000       2,513,000       2,513,000
                                             ===========================================================

Basic and diluted loss per common share      $     (0.25)    $     (0.13)    $     (0.52)    $     (0.40)
                                             ===========================================================

As of December 31, 2002 there were $1,380,000 of preferred stock dividends in arrears due to Fountainhead.

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

      Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates would be subject to liquidated damages under the Franchise Agreement equal to approximately 15 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $32,000.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Plan"). Under the Plan, Associates was required to make approximately $1,200,000 of improvements to the Louisville Hotel by December 31, 2002, as well as meet certain interim milestones. As of December 31, 2002, Associates has spent approximately $952,000 on improvements and has approximately $30,000 in escrow to spend on improvements. The Company has received an extension to May 1, 2004 for completion of the Property Improvement Plan and management believes the funding by Associates should be sufficient for it's completion.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company's condensed consolidated financial statements for the three and nine months ended December 31, 2002.

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

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2002 to the three months ended December 31, 2001

Revenues

      Revenues from wholly owned hotel operations decreased approximately $33,000, or 2% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The decrease for the three months ended December 31, 2002 compared to December 31, 2001 was due to lower occupancy and a lower average daily room rate at the hotel in Louisville, Kentucky.

      Revenues from hotel management are generally based on agreements which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accounting fees are fixed monthly fees charged to hotels which utilize centralized accounting services provided by the Company. Revenues from hotel management decreased approximately $58,000, or 18% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. Revenues from hotel management decreased as a result of the Company managing three fewer properties in the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

      For the three months ended December 31, 2002, the Company earned management fees of approximately $145,000, $12,000, $76,000, $13,000 and $7,000 for Chateau Elan, Sebring, St. Andrews, Diablo and the Lodge at Chateau Elan respectively. Management fees for the three months ended December 31, 2001, were approximately $170,000, $18,000, $43,000, $-0- and $6,000 for Chateau Elan,
Sebring, St. Andrews, Diablo and the Lodge at Chateau Elan, respectively. Management fees earned from

Fountainhead represent 92 percent and 71 percent of the total management fee revenue for the three months ended December 31, 2002 and 2001.

      The Company's management agreements with respect to two properties which the Company derived approximately $-0- and $17,000 of base management revenues during the three months ended December 31, 2002 and 2001 have been terminated as follows: a 117 room hotel in Athens, Georgia and a 60 room hotel in Lavonia, Georgia,

      Equity in net income of unconsolidated entities of $63,000 and $63,000 for the three months ended December 31, 2002 and 2001, respectively, was received from Louisville Hotel, LLC ("LLC"). This equity is offset, on a dollar for dollar basis, by interest accrued on notes outstanding with Louisville Hotel, LP, and is recorded as interest expense.

Expenses

      Expenses of wholly-owned real estate decreased approximately $76,000, or 6%, for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The decreases were due to normal fluctuations in operating expenses at the hotel in Louisville, Kentucky .

      Depreciation and amortization expense increased approximately $125,000, or 43%, for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The increases were primarily due to the reclassification of certain land costs to depreciable assets at the hotel in Louisville, Kentucky.

      Interest expense increased approximately $20,000, or 4% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The increase was due to the principal increasing on the promissory note with LLC.

      General, administration and other expenses increased approximately $22,000, or 5% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The increase was due to an $85,000 bad debt expense related to a hotel previously under management.

      Comparison of the nine months ended December 31, 2002 to the nine months ended December 31, 2001

Revenues

      Revenues from wholly owned hotel operations decreased approximately $182,000, or 3% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decrease for the nine months ended December 31, 2002 compared to December 31, 2001 was due to lower occupancy and a lower average daily room rate at the hotel in Louisville, Kentucky. Occupancy and room rates have decreased due to a very competitive market.

      Revenues from hotel management are generally based on agreements which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accounting fees are set monthly fees charged to hotels which utilize centralized accounting services provided by the Company. Revenues from hotel management decreased $127,000, or 13% for nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. Revenues from hotel management decreased as a result of the Company managing nine fewer properties in the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The management agreements were terminated for various reasons such as ownership changes at a hotel or insufficient cash at the managed hotel to pay for management services.

      For the nine months ended December 31, 2002, the Company earned management fees of approximately $500,000, $46,000, $227,000, $20,000 and $19,000 for
Chateau Elan, Sebring, St. Andrews, Diablo and the Lodge at Chateau Elan, respectively. Management fees for the nine months ended December 31, 2001 were approximately $493,000, $54,000, $96,000, $-0-, and $18,000 for Chateau Elan,
Sebring, St. Andrews, Diablo and the Lodge at Chateau Elan, respectively. For the nine months ended December 31, 2001, the Company earned $12,000 in development fees for St. Andrews. Management and development fees earned from Fountainhead represent 90 percent and 64 percent in for the nine months ended December 31, 2002 and 2001, respectively.

      The Company's management agreements with respect to two properties which the Company derived approximately $15,000 and $145,000, respectively, of base management revenues during the nine months ending December 31, 2002 and 2001 have been terminated as follows: a 117 room hotel in Athens, Georgia and a 60 room hotel in Lavonia, Georgia,

      Equity in net income of unconsolidated entities of $188,000 and $188,000 for the nine months ended December 31, 2002 and 2001, respectively, was received from LLC. This equity is offset, on a dollar for dollar basis, by interest accrued on notes outstanding with Louisville Hotel, LP, and is recorded as interest expense.

Expenses

      Expenses of wholly-owned real estate decreased approximately $43,000, or 1% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001, respectively. The decreases were due to normal fluctuations in operating expenses at the hotel in Louisville, Kentucky.

      During the nine months ending December 31, 2002 the Company had gains from real estate sales of $50,000. This gain was due to the sale of the Company's remaining parcel of land in Athens, Georgia. Gains or losses on sales are dependent upon the specific assets sold in a particular period and the terms of each sale.

      Depreciation and amortization expense increased approximately $240,000, or 25% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The increases were primarily due to the reclassification of certain land costs to depreciable assets at the hotel in Louisville, Kentucky.

      Interest expense increased approximately $36,000 or 2%, for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001, respectively. The increase was due to the principal increasing on the promissory note with LLC.

      General, administration and other expenses decreased approximately $386,000, or 26% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The decrease was due to the Company's continuing overall efforts to manage overhead costs closely. The Company has also eliminated several staff positions and decreased or eliminated various other costs in conjunction with managing fewer hotels.

LIQUIDITY AND CAPITAL RESOURCES

Fountainhead Transactions

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

      The Company has guaranteed Associates' obligations under the Franchise Agreement between Associates and Holiday Inn. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates would be subject to liquidated damages under the Franchise Agreement equal to approximately 15 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $32,000.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Plan"). Under the Plan, Associates is required to make approximately $1,200,000 of improvements to the Hotel by December 31, 2002, as well as meet certain interim milestones. As of December 31, 2002, Associates has spent approximately $952,000 on improvements and has approximately $30,000 in escrow to spend on improvements. The Company has received an extension to May 1, 2004 for completion of the Property Improvement Plan and the funding by Associates should be sufficient for it's completion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      While the Company is exposed to various market risks, including changes in interest rates, the Company does not believe that it has any material exposure to the market risks covered by this Item. As of December 31, 2002, the Company primarily carries interest rates which are fixed and, therefore, does not expect to have material exposure to interest rate changes in the short term. The Company does not enter into derivatives or other financial instruments for trading purposes and has not entered into financial instruments to manage and reduce the impact of changes in interest rates.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      As of the date of this report, the Company is in arrears on dividend payments due to Fountainhead with respect to the Company's Series A Convertible Preferred Stock in an aggregate amount of $ 1,380,000.

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

                                            RIDGEWOOD HOTELS, INC.


                                            By:  /s/ Henk H. Evers
                                                 -------------------------------
                                                 Henk H. Evers
                                                 President


                                            By:  /s/ Jim Papovich
                                                 -------------------------------
                                                 Jim Papovich
                                                 Regional Director of Operations

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

Date: April 18, 2003
                                           /s/ Henk H. Evers
                                           ------------------------------------
                                           Henk H. Evers
                                           President and Chief Operating Officer

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