Form 10-K
period 2003-03-31
RIDGEWOOD HOTELS INC
filed 2003-07-16
CIK 783728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED MARCH 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-14019

                             Ridgewood Hotels, Inc.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                       58-1656330
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization                         Identification No.)

           100 Rue Charlemagne
            Braselton, Georgia                                     30517
(Address of principal executive officers)                       (Zip Code)

Registrant's telephone number, including area code (678) 425-0900

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

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2002, is approximately $198,000.

On June 30, 2003, the registrant had 2,513,257 shares of its common stock outstanding.

DOCUMENTS INCORPORATE BY REFERENCE: None

                                     PART I

Item 1. Business

General

      Ridgewood Hotels, Inc., a Delaware corporation (the "Company"), is primarily engaged in the hotel management business. The Company currently manages four mid to luxury hotels containing 671 rooms located in two states and Scotland, including the Chateau Elan Winery & Resort located in Braselton, Georgia ("Chateau Elan Georgia"). The Company also owns one hotel that it manages, owns undeveloped land that it holds for sale and manages a golf resort and a restaurant.

Effective April 1, 2001, the Company operates in two reportable business segments: hotel operations and hotel management services. The Company's current hotel operations segment consists solely of a 271 room hotel it owns (through its subsidiaries) in Hurstbourne, Kentucky. The hotel is franchised with Holiday Inn. The Company's hotel management services segment currently consists of four managed hotels, excluding the operating hotel described above, a golf resort in California and a restaurant in Georgia. Three of these hotels and the golf resort are owned by Fountainhead Development Corp., ("Fountainhead") and another hotel is owned by both the Company's Chairman and its President.

Fountainhead Transactions

      Fountainhead is primarily engaged in the business of developing, owning and operating luxury resort properties, including Chateau Elan Georgia and St. Andrews Bay ("St. Andrews") located in Scotland. In January 2000, the Company entered into a management agreement ("Management Agreement") with Fountainhead to perform management services at Chateau Elan Georgia for five years. Chateau Elan Georgia is a 301-room luxury resort located in Braselton, Georgia, which includes an inn, conference center, winery and luxury amenities such as a spa and golf club. Pursuant to the Management Agreement, the Company is to receive a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

      The Company continues to seek new hotel management opportunities, including possible opportunities to manage other properties being developed by Fountainhead. In addition to Chateau Elan Georgia, the Company manages Fountainhead's Chateau Elan Sebring ("Sebring"), an 81 room hotel located in Sebring, Florida, St. Andrews, a 209-room luxury resort in Scotland ("St. Andrews") which opened on June 14, 2001 and Diablo Grande Resort ("Diablo"). The Company has management agreements for managing Chateau Elan Sebring, St. Andrews and Diablo. In October 2002, the Company amended the terms of the management agreements with Fountainhead for the management of St. Andrews and Sebring. In exchange for five year agreements, the Company agreed to pay Fountainhead $575,000.

      The commencement dates for the management agreements were March 1, 2000, June 1, 2001 and August 8, 2002 for Sebring, St. Andrews and Diablo, respectively. While the Company intends to seek management opportunities with other Fountainhead properties, Fountainhead has no obligation to enter into further management relationships with the Company, and there can be no assurance that the Company will manage any Fountainhead properties, including Chateau Elan Georgia, Sebring, St.Andrews or Diablo, in the future. For the fiscal year ended March 31, 2003, the combined management and development fees for these Fountainhead hotels were approximately $1,008,000, representing 90% of the total Company's management fee revenue for the year ended March 31, 2003.

Management Agreements

      In addition to the Fountainhead properties, the Company currently manages a hotel property pursuant to a management agreement that generally provides the Company with a fee calculated as a percentage of gross revenues of the hotel property. The hotel property currently managed by the Company is located in Kentucky and is a Holiday Inn franchisee. The Company indirectly owns the hotel as described below and, as a result, the operations of the hotel are consolidated for financial reporting purposes. Under the terms of the franchise agreement with respect to this property, the Company is required to comply with standards established by the franchiser, including property upgrades and renovations. Under the terms of the management agreement, the owner of the hotel (which is indirectly owned by the Company) is responsible for all operating expenses, including property upgrades and renovations.

      The Company also manages the Holiday Inn Express at Chateau Elan, (a hotel located adjacent to Chateau Elan Georgia and owned by the Company's Chairman and the Company's President), and manages a restaurant in Georgia.

      During the twelve months ended March 31, 2003, the Company entered into one new management agreement. During the same period, property owners terminated three other management agreements.

Ownership Interests

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

      On September 30, 1999, the Company, which already owned a 10% interest in the LLC, acquired an additional interest in the LLC for $2,500,000 from Louisville Hotel, L.P. ("LLP"). As a result of the transaction, the Company holds an 80% economic interest in the LLC. The $2,500,000 consideration included $124,000 in cash, the transfer of the Company's 10% ownership interest in a hotel property in Houston, Texas and promissory notes, due to LLP, in the original principal amount of $1,333,000 (the "Louisville Notes") secured by the Company's membership interest in the LLC, a promissory note in the original principal amount of $300,000 secured by the Company's undeveloped land in Longwood, Florida (the "Florida Note") and a promissory note in the original principal amount of $300,000 secured by the Company's undeveloped land in Phoenix, Arizona (the "Arizona Note" and together with the Louisville Note and the Florida Notes, the "Notes"). The Louisville Note, Florida Note and Arizona Note were non-recourse to the Company. The Company also entered into a new management agreement with the Louisville Hotel pursuant to which the Company manages the Louisville Hotel in return for a management fee equal to 3% of gross revenues plus incentive fees for above budget revenues.

      The Company has an 80% ownership interest in and is the Managing Member of the LLC. LLP holds the remaining 20% ownership interest in the LLC. Pursuant to the LLC's Operating Agreement dated as of May 1998, as amended on September 30, 1999 and as further amended on February 12, 2003 (as amended, the "Operating Agreement"), the Company has the right at any time to purchase the remaining 20% interest in the LLC (the "Purchase Option"). The Operating Agreement provides that the purchase price for LLP's interest is equal to the sum of (a) LLP's total capital contributions to the LLC ($3,061,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to LLP if the LLC sold the Louisville Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). However, the Purchase Option is only exercisable in connection with concurrent payment in full of all remaining amounts due under the Notes. Under the terms of the Operating Agreement (prior to its February 12, 2003 amendment), the Company was required, no later than September 30, 2002, to purchase LLP's remaining interest in the LLC for the Option Price (the "Purchase Obligation").

      On February 12, 2003 the Company completed the following transactions with LLP. First, the Company made a $700,000 principal payment on the Notes by (a) paying $200,000 in cash; (b) conveying to an affiliate of LLP title to the Company's undeveloped land in Ohio in return for a $200,000 reduction in the principal of the Notes and (c) conveying to an affiliate of LLP title to the Company's undeveloped land in Arizona in return for a $300,000 reduction in the principal of the Notes (the Company was released from the portion of the Notes secured by the Arizona land.) Second, the Company and LLP amended the terms of the Notes (other than the portion of the Notes secured by the land in Longwood, Florida (the "Florida Note")) by reducing the interest rate from 13% to 10% and extending the maturity date until February 2006. Third, the Company and LLP amended the Florida Note by: (a) reducing the interest rate from 13% to 10%; (b) extending the maturity date such that principal is due and payable in quarterly installments of $50,000 with the first installment due on July 1, 2004 (such payments are now recourse to the Company); (c) providing that interest only shall be payable in monthly installments until the date on which the final principal payment is paid and (d) providing that if the Company establishes legal access to its Florida land at any time prior to July 1, 2004, then the Company shall, at its option, either (1) pay an amount equal to all remaining outstanding principal and interest or (2) convey title to the land in Longwood to LLP as payment in full of the $300,000 Florida Note. Fourth, the Company and LLP amended the LLC Operating Agreement to (a) extend the Purchase Obligation until February 12, 2006, (b) reduce the rate of preferred return from 13% to 10% and (c) provide the Company with the option to extend the Purchase Obligation until February 12, 2007 if the Company has made a partial payment of no less than $1,000,000 towards the Purchase Obligation before February 12, 2006. As a result of these transactions, the remaining principal amount due on the Notes is $1,233,000.

      Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates may be subject to liquidated damages under the Franchise Agreement equal to approximately 12 times the monthly franchise fees payable pursuant to the Franchise Agreement.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Improvement Plan"). Pursuant to the Improvement Plan, Associates was required to make certain improvements to the Louisville Hotel by December 31, 2002, as well as meet certain interim milestones. The Company estimates that the total required improvements will cost approximately $1,200,000. As of March 31, 2003, the Louisville Hotel has spent approximately $510,000 on improvements and has approximately $61,000 in escrow to spend on improvements. The Company has received a verbal extension for the completion of the Improvement Plan. Funding by Associates should be sufficient for it's completion by using the escrowed funds described above and excess cash flows generated by the Louisville Hotel. If the verbal extension is withdrawn, the Company would be in noncompliance with the Franchise Agreement.

      In March 2001 and 2000, the Company recognized writedowns of $2,000,000 and $1,200,000, respectively, on its investment in the LLC. The March 2000 writedown was due to the anticipated shortfall of the Company's return of equity as a result of the decreased operating performance of the Louisville Hotel. In March 2001, in light of the deterioration of market conditions affecting the hotel industry during the fourth quarter and due to a further decrease in the operating performance of the Louisville Hotel, management of the Company concluded that the Company's economic ownership interest in the LLC had been totally impaired. The carrying value of the investment in the LLC on the Company's books is $0 as of March 31, 2003 and 2002.

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

Undeveloped Land

      The Company also owns three parcels of undeveloped land which it holds for sale, two are located in Florida, and one in Texas. The parcel located in Longwood, Florida is pledged as security for the Company's obligations under the Notes and the Operating Agreement. The Company has no plans to develop the remaining properties. The Company intends to sell the properties at such time as the Company is able to negotiate sales on terms acceptable to the Company. During the twelve month period ended March 31, 2003, the Company sold or transferred three parcels of undeveloped land for a loss of approximately $18,000. In March 2003, the Company signed a contract for the sale of its property in Longwood, Florida for $540,000. The closing is to occur no later than October 31, 2003. The contract is contingent upon the purchaser verifying and confirming access to the property. There can be no assurance that the closing will occur based on such factors as the contingency described above or the ability of the seller to fund the transaction as well as other conditions typical in real estate transactions. There also can be no assurance that the Company will be able to sell its other undeveloped land on terms favorable to the Company.

Principal Office/Employees

      The Company was incorporated under the laws of the State of Delaware on October 29, 1985. In January 1997, the Company changed its name from Ridgewood Properties, Inc. to Ridgewood Hotels, Inc. Prior to December 31, 1985, the Company operated under the name CMEI, Inc.

      The Company's principal office is located at 100 Rue Charlemagne, Braselton, Georgia 30517 (telephone number (678) 425-0900). As of March 31, 2003, the Company employed approximately 693 persons, of which 558 work at the hotels owned by Fountainhead and managed by the Company, 120 work at the Louisville Hotel, 8 work at the Holiday Inn Express, 6 work at the restaurant in Georgia and two work in the Company's principal office. Payroll costs associated with employees working at hotels are funded by the owners of such hotels. The Company considers its relations with employees to be good.

Item 2. Properties

      The Company does not own any real property material to conducting the administrative aspects of its business operations. The Company's administrative offices are located at Chateau Elan Georgia.

      As of March 31, 2003, the Company had ownership interest in one operating property as follows:

    Name of Hotel         Location           # of Rooms       Ownership Interest
    -------------         --------           ----------       ------------------

     Holiday Inn       Louisville, KY            271                 (a)

      (a) As of March 31, 2003, the Company, through its subsidiaries, holds a 100% ownership interest in the Louisville Hotel as the sole member of Associates, the entity that owns the hotel. The Louisville Hotel serves as collateral for a $17,164,000 term loan with a commercial lender. Through its ownership in the LLC, the Company has an 80% economic interest in the Louisville Hotel. The LLC has an option to acquire the membership interests in Associates for nominal value.

      The Company also owns three undeveloped properties which it holds for sale, of which two properties are located in Florida, and one property is located in Texas. The Company does not expect to develop these properties. These properties are more fully described in Note 2 to the Company's audited consolidated financial statements set forth on pages F-7 to F-34 of this Report and in Schedule III, Real Estate and Accumulated Depreciation, set forth on pages F-35 to F-37 of this Report.

Item 3. Legal Proceedings

      On May 2, 1995, an action was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled William N. Strassburger v. Michael M. Earley,

Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Hotels, Inc., nominal defendant, C.A. No. 14267 (the "Chancery Court Action"). The plaintiff challenged the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd.

      In March 2003, the parties to the Chancery Court Action entered into a Stipulation of Settlement (the "Settlement") pursuant to which the parties have agreed to settle the Chancery Court Action. On March 24, 2003, the Settlement was submitted to the Court for approval and the Settlement was approved by the Court on May 20, 2003 and became final on June 19, 2003. The principal terms of the Settlement provide that:

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

            As of July 3, 2003, the Company has received the $1,770,000 of settlement proceeds, the shares of Preferred Stock have been submitted to the Company in exchange for 1,350,000 shares of Common Stock, the dividend arrearages with respect to the Preferred Stock have been cancelled and Mr. Walden has transferred 32,000 shares of Common Stock to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      There effectively has been an absence of an established public trading market for the Company's common stock which is quoted in the "pink sheets".

      The following table sets forth, for the respective periods indicated, the closing prices of the common stock

         Quarter Ended              High      Low
         -------------             ------   ------

      June 30, 2001                $0.843   $0.550
      September 30, 2001           $0.740   $0.500
      December 31, 2001            $0.600   $0.580
      March 31, 2002               $0.700   $0.580
      June 30, 2002                $0.250   $0.250
      September 30, 2002           $0.250   $0.250
      December 31, 2002            $0.010   $0.010
      March 31, 2003               $0.050   $0.050

      On June 30, 2003, the closing price quoted by broker-dealer firms effecting transactions in the Company's common stock was $0.05.

      On March 31, 2003, there were 2,513,257 shares of the Company's common stock outstanding held by approximately 190 shareholders of record.

      The Company may pay future dividends if and when earnings and cash are available but has no present intention to do so. The declaration of dividends on the common stock is within the discretion of the Board of Directors of the Company (the "Board") and is, therefore, subject to many considerations, including operating results, business and capital requirements and other factors.

      As of March 31, 2003, the Company was in arrears with respect to $1,470,000 of dividends with respect to the Company's outstanding shares of the Company's Series A Convertible Cumulative Preferred Stock. The Company is prohibited from paying dividends on its shares of common stock at any time that the Company is in arrears with respect to such preferred stock dividends. Pursuant to the terms of the Stipulation of Settlement (see discussion under Item 3- Legal Proceedings above), the Convertible

Preferred Stock will be cancelled in return for 1,350,000 shares of the Company's Common Stock and the dividend arrearages have been cancelled.

      The Company made no sales of unregistered securities of the Company in the twelve months ended March 31, 2003.

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

                                                  March 31         August 31
Balance Sheet Data as of            2003       2002     2001     2000     1999
-------------------------------------------------------------------------------

Total Assets                     $ 23,629    $25,592   $5,771   $8,243   $5,910
Long-Term Debt                     21,685     20,674    1,933    4,553    2,682
Shareholders' Equity (Deficit)     (1,035)       432    1,700    1,740    1,556

                                         Year Ended                     Seven Months Ended          Year ended
Income Statement Data        March 31     March 31     March 31              March 31                August 31
for the                      ---------------------------------------------------------------------------------------
                               2003         2002         2001          2000         1999         1999         1998
--------------------------------------------------------------------------------------------------------------------
Net Revenues                 $ 9,403      $ 9,339      $ 10,466      $ 3,378      $ 2,769      $ 4,547      $ 5,830
Net Loss                      (1,467)      (1,268)          (40)      (1,816)        (593)      (1,283)        (622)
Net Loss Applicable
  To Common Shareholders      (1,827)      (1,628)         (400)      (2,026)        (803)      (1,643)        (982)
Basic and Diluted
  Loss Per Share               (0.73)       (0.65)        (0.16)       (1.07)       (0.53)       (1.09)       (0.64)

(a) The increase in the assets and liabilities as of March 31, 2002 compared to March 31, 2001 is due to the consolidation of the Louisville Hotel effective April 1, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations of the Company and its subsidiaries. The discussion should be read in conjunction with the Company's consolidated financial statements for the fiscal years ended March 31, 2003, 2002 and 2001, included elsewhere herein.

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

Significant Accounting Policies -

      The Company's significant accounting policies consist of revenue recognition on management contracts and the impairment of long-lived assets. The impairment of long-lived assets is significant due to the impact it has on the value of the hotel described above as it is reported in the consolidated assets of the Company. The Company reviews the net carrying value of its hotels and other long-lived assets if any facts and circumstances suggest their recoverability may have been impaired. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows, including the projected undiscounted future net proceeds from the sale of the hotel or other long-lived assets. In the event such sum is less than the depreciated cost of the hotel or other long-lived asset, the hotel or other long-lived asset will be written down to estimated fair market value. The Company recorded losses of $2,000,000 in the year ended March 31, 2001 for impairment of the Company's investment in the hotel in Louisville, Kentucky.

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

      In December 2002, SFAS 148, Accounting for Stock-Based Compensations - Transition and Disclosure, was issued which is an amendment of SFAS 123, Accounting for Stock-Based Compensation. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has determined not to adopt SFAS 148 as of March 31, 2003 as the Company has limited stock option activity.

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

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest annuities. FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve a controlling interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to fiscal years beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003. Management does not expect the adoption of FIN No. 46 to have a significant impact on the Company's financial statements.

Results of Operations -

Hotel Management Revenue

      The Company presently manages four hotel properties (not including the hotel in Louisville, Kentucky consolidated for financial reporting purposes and discussed below under Wholly Owned Hotel Operations), a resort property with golf facilities only and a restaurant for which the Company receives a management fee calculated as a percentage of gross revenues.

      During the fiscal year ended March 31, 2003, the Company managed four Fountainhead properties consisting of Chateau Elan Georgia, Sebring, St. Andrews and Diablo. St. Andrews opened in June 2001 and the Company received a development fee for services provided to St. Andrews prior to its opening. The Company began receiving management fees from Diablo beginning in August 2002. The combined management and development fees for these Fountainhead hotels were approximately $1,008,000, including $644,000 relating to Chateau Elan Georgia, $62,000 relating to Sebring, $273,000 relating to St. Andrews and $29,000 relating to Diablo. The management and development fees from these Fountainhead properties represent approximately 90% of the Company's total management fee revenue for the year ended March 31, 2003. During fiscal year ended March 31, 2002, the combined management and development fees for these Fountainhead hotels were approximately $858,000, including $645,000 relating to Chateau Elan Georgia, $70,000 relating to Sebring and $143,000 relating to St. Andrews. The management and development fees from these Fountainhead properties represent approximately 64% of the Company's total management fee revenue for the year ended March 31, 2002. During fiscal year ended March 31, 2001, the combined management and development fees for these Fountainhead hotels were approximately $1,123,000, including $973,000 relating to Chateau Elan Georgia, $60,000 relating to Sebring and $90,000 relating to St. Andrews. The management and development fees from these Fountainhead properties represent approximately 44% of the Company's total management fee revenue for the year ended March 31, 2001.

      The Company also managed the Holiday Inn Express at Chateau Elan receiving management fees of approximately $24,000, $23,000 and $23,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

      The Company also manages a restaurant in Georgia for which it received approximately $6,000 in management revenue during fiscal year ended March 31, 2003.

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

      Revenues from hotel management for the year ended March 31, 2003 decreased $224,000, or 17% compared to the year ended March 31, 2002. Revenues from hotel management for the year ended March 31, 2002 decreased $1,196,000, or 47% compared to the year ended March 31, 2001. Revenues from hotel management decreased as a result of both the termination of management contracts during the years ended March 31, 2003 and 2002 and a decrease in revenues from prior periods in hotels currently managed by the Company. The management agreements were terminated for various reasons such as ownership changes at a hotel or insufficient cash at the managed hotel to pay for management services. In addition, approximately $225,000 of this decrease was related to the consolidation of the hotel in Louisville, Kentucky as of April 1, 2001.

      The downturn in the economy beginning during 2001 reduced both corporate travel and meeting events, resulting in lower hospitality revenues throughout the hotel sector. The sector suffers from the additional construction of limited and full service hotels in the past three years. With the improvement of the fairgrounds and the largest hotel in Louisville and the construction of new hotels, room night demand has declined forcing room rates lower. In particular, the resort properties managed by the Company incurred significant cancellations after September 11, 2001 and experienced reduced occupancy throughout fiscal year ended March 31, 2003. The Company anticipates that while the downturn in business may begin to recover, the general economic slowdown will continue to have a negative impact on the Company's management fee revenues. In addition to the impact on monthly revenue, the reduction in business will have an impact on management incentive fees that are based on the annual performance of the Chateau Elan Georgia property and other properties with similar arrangements. To partially offset this downturn, the Company implemented cost containment at its managed properties and its corporate office.

      In compliance with Staff Accounting Bulletin ("SAB") No. 101, the Company does not accrue or realize incentive management fee revenues until earned. The management agreements identify when incentive fees are earned and how they are calculated. Some of the Company's management agreements have provisions that incentives are earned quarterly while others provide for annual incentive fees. Some of the agreements' incentive fee provisions are based on a calendar year while others are based on a fiscal year. The Company recorded no incentive fees related to any of the properties which it managed for the years ended March 31, 2003 and 2002, but did record an incentive fee of $247,000 related to the performance of Chateau Elan Georgia for the year ended March 31, 2001. This fee is based on the actual results of the resort.

      During the year ended March 31, 2003, the Company entered into one new management agreement. During the same period, three management agreements were terminated by property owners. The management agreements were terminated for various reasons such as ownership changes at a hotel or insufficient cash at the managed hotel to pay for management services.

      During the year ended March 31, 2003, the Company's management agreements were terminated for the following properties: (i) a 119 room hotel in Athens, Georgia as of May 2002, (ii) a 60 room Shoney's Inn in Lavonia, Georgia as of April 2002, (iii) and a 143 room Holiday Inn Express in Atlanta, Georgia as of March 2003. The Company received approximately $73,000 of management and accounting fees during the year ended March 31, 2003 related to these hotels.

Wholly-Owned Hotel Operations

            The Company currently owns, indirectly through its subsidiaries, one hotel property, the Louisville Hotel, which is directly owned by Associates, the wholly-owned subsidiary of the Company. The Louisville Hotel is a Holiday Inn franchise. Under the terms of the franchise agreement with respect to this property, the Company is required to comply with standards established by the franchiser, including property upgrades and renovations. The owner of the hotel is responsible for all operating expenses, including property upgrades and renovations. Effective April 2001, Associates financial statements are consolidated with the Company's financial statements. Revenues from wholly-owned hotel operations for the fiscal year ended March 31, 2003 decreased $8,000 compared to the fiscal year ended March 31, 2002. Revenues from wholly-owned hotel operations for the fiscal year ended March 31, 2002 increased $5,715,000, or 319%, compared to the fiscal year ended March 31, 2001. The increase was due to the consolidation of Associates.

      As of February 2001, the Company no longer leases the Ramada Inn in Lubbock, Texas. The total revenues for this hotel for the year ended March 31, 2001 were $1,432,000. The Company had no revenues relating to the hotel in Lubbock, Texas in the fiscal year ended March 31, 2002.

      In fiscal years ended March 31, 2003 and 2002, the Louisville Hotel was the Company's only wholly-owned hotel operation. As a consequence of the September 11, 2001 terrorist attacks and their effect on the travel industry, the Louisville Hotel experienced numerous cancellations in September 2001 and experienced lower occupancy during the fiscal years ended March 31, 2003 and 2002. The Louisville Hotels room reservations has negotiated agreements for additional airline contract rooms to help offset lower occupancy rates as a result of the current economic conditions in the travel industry. The Company anticipates that the downturn in business as a result of these events and their effect on the travel industry will continue to have a negative impact on the Louisville Hotel's revenues until such time as the travel industry rebounds.

Real Estate Sales

      The Company had a loss from real estate sales of approximately $18,000 for the fiscal year ended March 31, 2003. The Company had a $92,000 and $2,876,000 gain for the fiscal years ended March 31, 2002 and 2001, respectively. The Company sold a hotel property in Longwood, Florida in the fiscal year ended March 31, 2001 which sale resulted in a gain of approximately $2,856,000. Gains or losses on real estate sales are dependent upon the timing, sales price and the Company's basis in specific assets sold and will vary considerably from period to period.

Other Income

      In relation to the Company's investment in unconsolidated entities, the Company recognized equity of $234,000, $251,000 and $251,000 for the years ended March 31, 2003, 2002 and 2001, respectively, relating to the Company's ownership interest in LLC.

      Interest income decreased $21,000, or 70% for the year ended March 31, 2003 compared to the year end March 31, 2002 and $42,000, or 58% for the year ended March 31, 2002 compared to the year ended March 31, 2001 due to less cash available for investment purposes and lower interest rates.

      There were no other revenues earned during year ended March 31, 2003. The other revenue of $89,000 and $22,000 received during the years ended March 31, 2002 and 2001, respectively, was primarily from the recognition of an incentive fee the Company received from a long distance phone carrier to utilize their long distance service.

Expenses

      Expenses of wholly-owned real estate increased $1,000, for the year ended March 31, 2003 compared to the year ended March 31, 2002. Expenses of wholly-owned real estate increased $3,113,000, or 143%, for the year ended March 31, 2002 compared to the year ended March 31, 2001. The increase was due to the consolidation of the Louisville Hotel.

      On January 4, 2001, the Company moved its principle executive offices to Hoschton, Georgia. The lease expense for vacated office of approximately $107,000 in the year ended March 31, 2001 is related to the lease obligations on the Company's previous office in Atlanta, Georgia that it vacated in December 2000. The Company paid $13,107 per month through May 2002. In April 2001, the vacated office was sublet for $8,738 per month. The Company no longer leases office space, as it utilizes space at Chateau Elan Georgia.

      Depreciation and amortization increased $99,000, or 7%, for the year ended March 31, 2003 compared to the year ended March 31, 2002. The increase was due to greater depreciation related to the Louisville Hotel as a result of improvements required by the Improvement Plan. Depreciation and amortization increased $846,000, or 155%, for the year ended March 31, 2002 compared to the year ended March 31, 2001. This increase was due to the consolidation of the Louisville Hotel.

      Interest expense increased $14,000, or 1%, for the year ended March 31, 2003 compared to the year ended March 31, 2002. The increase was due to the mezzanine loan on the Louisville Hotel, which is held by LLC. Interest expense increased $1,711,000, or 627%, for the year ended March 31, 2002 compared to the year ended March 31, 2001 due to the consolidation of the Louisville Hotel.

      During the fiscal year ended March 31, 2003, the Company downsized its corporate staff substantially due to the smaller number of properties being managed by the Company. The Company's only corporate staff employees are the President and the Regional Director of Operations. The day-to-day financial management of the Company is contracted with a CPA firm who reports to the Regional Director of Operations.

      General, administrative and other expenses decreased $537,000, or 28% for the year ended March 31, 2003 compared to the year ended March 31, 2002. The decrease is due to the Company's downsizing described above. General, administrative and other expenses decreased $311,000, or 14% for the year ended March 31, 2002 compared to the year ended March 31, 2001. The decrease is due to the Company's continuing overall efforts to manage overhead costs closely. The Company has also eliminated several staff positions and decreased or eliminated various other costs in conjunction with managing fewer hotels.

      Provision for doubtful accounts increased by approximately $165,000 for the year ended March 31, 2003 compared to the year ended March 31, 2002. The increase was due to specific accounts which the Company determined collectibility was uncertain. Provision for doubtful accounts decreased by approximately $108,000 for the year ended March 31, 2002 compared to the year ended March 31, 2001. The decrease was due to the write-off of several accounts due to uncollectibility.

      There were no business development expenses for the years ended March 31, 2003 and 2002. Previously, while the Company was aggressively pursuing the business of acquiring, developing, operating and selling hotel properties throughout the country, the Company incurred business development costs.

      In March 2001, the Company recognized a writedown of $2,000,000 on its investment in LLC. The carrying value of the investment in LLC on the Company's books is $-0- as of March 31, 2003.

      The Company's loss of $1,467,000 for the fiscal year ended March 31, 2003 was comprised of the following: (1) approximately a $960,000 loss as a result of the hotel management operations, administrative, debt service and depreciation and amortization costs of the Company and (2) approximately a $507,000 operating loss by the wholly-owned hotel of the Company. The Company's loss of $1,268,000 for the fiscal year ended March 31, 2002 was comprised of the following: (1) approximately a $683,000 loss as a result of the hotel management operations, administrative, debt service and depreciation and amortization costs of the Company and (2) approximately a $585,000 operating loss by the wholly-owned hotel of the Company. The Company's income before income taxes of $30,000 for the fiscal year ended March 31, 2001 was comprised of the following: (a) a $2,856,000 gain on the sale of the hotel in Longwood, Florida (b) a $2,000,000 writedown on the investment in the Louisville Hotel, (c) additional bad debt reserve of $189,000, and (d) an operating loss of $637,000.

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

Land Sales

      During the fiscal year ended March 31, 2003, the Company received net proceeds of $12,000 from the sale of undeveloped land in Athens, Georgia.

Fountainhead Transactions

      On August 8, 2002, the Company entered into a management agreement with Fountainhead to perform management services at Diablo Grande Resort located in Patterson, California, one of Fountainhead's properties, for a period of five years beginning on September 1, 2002. In consideration of the management agreement, the Company paid Fountainhead $250,000. In the management agreement, Fountainhead agreed to pay the Company a base management fee equal to 2.5% of the gross revenues of the properties being managed. The management agreement has a term of five years but is terminable by Fountainhead. If the management agreement is terminated by Fountainhead, then Fountainhead must refund the Company certain amounts based on the year of termination. The agreement automatically extends for six month increments from September 1, 2007 unless terminated by either party.

      In October 2002, the Company amended the terms of the management agreements between the Company and Fountainhead for the management of St. Andrews and Sebring. In exchange for five year agreements, the Company agreed to pay Fountainhead $575,000. If the management agreement is terminated by Fountainhead, then Fountainhead must refund the Company certain amounts based on the year of termination. Fountainhead was paid $400,000 in cash and the remaining sum of $175,000 was deducted from monthly fees due to the Company for the management of the St. Andrews property. The Company is amortizing the $575,000 fee over the life of the management agreement.

      There can be no assurance that the Company will continue to manage Fountainhead properties in the future. If the Company's management of the Fountainhead properties was terminated by Fountainhead, it would have a material adverse effect on the Company's revenues and financial condition.

Louisville Hotel

      The Company owns one hotel property, the Louisville Hotel, through its subsidiary, Associates. As of March 31, 2001, the Company, through its wholly-owned subsidiaries, was the manager of and had a minority ownership interest in Associates. In April 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates. The membership interests are pledged as security for a $3,623,690 loan made by the LLC. The membership interests are also subject to an option pursuant to which the LLC has the right to acquire the membership interests for nominal value. Pursuant to the terms of the loan, all revenues (including proceeds from sale or refinancing) of Associates (after payment of expenses including a management fee to the Company) are required to be paid to the LLC until principal and interest on the loan are paid in full. As a result, the LLC has all of the economic interests in the Louisville Hotel. On September 30, 1999, the Company, which already owned a 10% interest in LLC, acquired an additional interest in the LLC from LLP for $2,500,000. As a result of the transaction, the Company holds an 80% economic interest in the LLC.

      The Company has an 80% ownership interest in and is the Managing Member of the LLC. LLP holds the remaining 20% ownership in LLC. Pursuant to the LLC's Operating Agreement, the Company has the right at any time to exercise the Purchase Option whereby the Company may purchase the remaining interest in the LLC. The Operating Agreement provides that the Option Price for LLP's interest is equal to the sum of (a) LLP's total capital contributions to LLC (approximately $3,100,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to LLP if LLC sold the Louisville Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement). Under the terms of the Operating Agreement, the Company is subject to the Purchase Obligation whereby it is required, no later than February 12, 2006, to purchase LLP's remaining interest in the LLC for the Option Price. The Company's obligation to purchase the remaining interest in the LLC is secured by the Company's interest in the LLC and the Longwood, Florida property.

      The Operating Agreement provides that distributions to LLC's owners are made as follows:

      Distributable Cash is defined as the net cash realized from operations but after payment of management fees, principal and interest, capital improvements and other such retentions as the managing member determines to be necessary. Pursuant to the Operating Agreement, distributions of distributable cash from the LLC shall be made as follows:

o First, to the Company in an amount equal to the cumulative interest paid on the Notes. The Company uses these funds to pay LLP interest on the Notes.

o     Second, a 13% preferred return (which was reduced to 10% as of February
      2003) to LLP on its original $3,061,000 investment.

o     Third, a 13% preferred return (which was reduced to 10% as of February
      2003) to the Company on its capital contribution of $1,207,000.

o     Fourth, 80% to the Company and 20% to LLP.

Cash from a sale or refinancing would be distributed as follows:

o First, to the Company in an amount equal to the cumulative interest paid on the Notes.

o Second, to the Company in an amount equal to the original principal amount of the Notes.

o Third, to LLP until it has received aggregate distributions in an amount equal to its 13% preferred return (which was reduced to 10% as of February
      2003).

o     Fourth, to LLP until its net capital contribution is reduced to zero.

o Fifth, to the Company until it has received an amount equal to its 13% preferred return (which was reduced to 10% as of February 2003).

o Sixth, to the Company until its net capital contribution is reduced to zero.

o     Thereafter, 20% to LLP and 80% to the Company.

      On February 12, 2003 the Company entered into new agreements with the LLP to refinance the Notes and extend the terms. First, the Company made a $700,000 principal payment on the Notes by (a) paying $200,000 in cash; (b) conveying to an affiliate of LLP title to the Company's undeveloped land in Ohio in return for a $200,000 reduction in the principal of the Notes and (c) conveying to an affiliate of LLP title to the Company's undeveloped land in Arizona in return for a $300,000 reduction in the principal of the Notes and a release from portion of the Notes secured by the Arizona land. Second, the Company and LLP amended the terms of the Notes (other than the portion of the Notes secured by the land in Longwood, Florida (the "Florida Note")) by reducing the interest rate from 13% to 10% and extending the maturity date until February 2006. Third, the Company and LLP amended the Florida Note by: (a) reducing the interest rate from 13% to 10%; (b) extending the maturity date such that principal is due and payable in quarterly installments of $50,000 with the first installment due on July 1, 2004 (which payment is recourse to the Company); (c) providing that interest only shall be payable in monthly installments until the date on which the final principal payment is paid and (d) providing that if the Company establishes legal access to its Florida land at any time prior to July 1, 2004, then the Company shall, at its option, either (1) pay an amount equal to all remaining outstanding principal and interest or (2) convey title to the land in Longwood to LLP as payment in full of the $300,000 Florida Note. Fourth, the Company and LLP amended the LLC Operating Agreement to (a) extend the Purchase Obligation until February 12, 2006, (b) reduce the rate of preferred return to 13% to 10% and (c) provide the Company with the option to extend to Purchase Obligation until February 12, 2007 if the Company has made a partial payment of no less than $1,000,000 towards the Purchase Obligation before February 12, 2006. As a result of these transactions, the remaining principal amount due on the Notes is $1,233,000.

      In connection with the new management agreement effective September 30, 1999, the Company received management fees totaling approximately $222,000, $225,000 and $258,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively

      The Company has guaranteed Associates' obligations under the Franchise Agreement between Associates and Holiday Inn. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates would be subject to liquidated damages under the Franchise Agreement equal to approximately 12 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $32,000.

      Under the Improvement Plan, to which the Louisville Hotel is subject, the Louisville Hotel is required to make approximately $1,200,000 of improvements by December 31, 2002, with certain interim milestones. As of March 31, 2003 the Louisville Hotel has spent approximately $510,000 on improvements and has approximately $61,000 in escrow to spend on improvements. The Company has received an informal extension to May 1, 2004 for completion of the Property Improvement Plan and the funding by Associates should be sufficient for it's completion.

Shareholder Settlement

See Item 3- Legal Proceedings for discussion of the Shareholder Settlement.

Cash on Hand and Long-Term Debt Obligations

      The Company has approximately $89,000 of available cash as of March 31, 2003.

      The Company's long-term debt obligations as of March 31, 2003 are as follows:

      -----------------------------------------------------------------------
         Total      Less than 1 year    1-3 years   4-5 years   After 5 years
      -----------------------------------------------------------------------
      $22,052,000       $367,000       $2,053,000   $949,000     $18,683,000
      -----------------------------------------------------------------------

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

Item 8. Financial Statements

      The reports of Arthur Andersen LLP included herein with respect to the Financial Statement Schedule III, Real Estate and Accumulated Depreciation, included herein and the financial statements included herein are copies of reports previously issued by Arthur Andersen LLP relating to the Company's financial statement schedule and financial statements for the year ended March 31, 2001. Such reports have not been reissued, and the consent of Arthur Andersen LLP has not been obtained with respect to such reports. As a result, your ability to assert claims against Arthur Andersen LLP may be limited. Since we have not been able to obtain the written consent of Arthur Andersen LLP, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of material fact contained in the report or financial statements or any omissions to state a material fact required to be stated in the financial statements.

      The audited consolidated financial statements and financial statement schedules required to be filed with this Report are set forth at the end of this Report and begin on page F-1 hereof, "Index To Consolidated Financial Statements."

Supplementary Financial Information

      The following table presents unaudited quarterly statements of operations data for each quarter of the Company's last two completed fiscal years. The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements for the year ended March 31, 2003, included elsewhere in this Report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. Amounts set forth below are in thousands, except per share data.

SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited)
(000's omitted, except per share data)

2003 For Quarter Ended            March 31        December 31       September 30        June 30
-----------------------------------------------------------------------------------------------
Net Revenues                      $ 2,494           $ 2,103           $ 2,257           $ 2,549
Net Loss                             (427)             (539)             (339)             (162)
Net Loss Applicable
  To Common Shareholders             (517)             (629)             (429)             (252)
Basic Loss Per Share              $ (0.21)          $ (0.25)          $ (0.17)          $ (0.10)

2002 For Quarter Ended            March 31        December 31       September 30        June 30
-----------------------------------------------------------------------------------------------
Net Revenues                      $ 2,017           $ 2,341           $ 2,243           $ 2,738
Net Loss                             (521)             (243)             (410)              (94)
Net Loss Applicable
  To Common Shareholders             (611)             (333)             (500)             (184)
Basic Loss Per Share              $ (0.25)          $ (0.13)          $ (0.20)          $ (0.07)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company had a change in its certifying accountants. Deloitte and Touche resigned as the Company's independent accountants on May 1, 2003. The resignation of the former accountants were reported by the Company in its Current Report Form 8-K dated May 8, 2003 and Form 8-K/A dated May 19, 2003. The Company engaged Moore Stephens Lovelace, P.A. as its new independent accountants as of May 9, 2003. The change was reported in the Company's Current Report Form 8-K dated May 9, 2003.

                                    PART III

Item 10. Directors and Executive Officers

      Set forth below are the names, ages (as of March 31, 2003), positions and offices held and a brief description of the business experience during the past five years of the directors and executive officers of the Company.

      Stacey D. Stewart (age 40) has served as a director of the Company since March 2, 2001. Ms. Stewart is currently the President and Chief Executive Officer of the Fannie Mae Foundation. Prior to her appointment as President and Chief Executive Officer with the Fannie Mae Foundation, Ms. Stewart served as Vice President for Housing and Community Development in the Fannie Mae Foundation's Southeastern Regional Office. She was also a public finance investment banker for five years in New York and Atlanta. While in Atlanta, she served as Treasurer and Chair of the Finance Committee for the Fulton-Dekalb Hospital Authority, and on the Board of Directors of the Atlanta Urban League, Research Atlanta, and the Herndon Foundation. She currently serves on the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University, and is active with Woman's in Street Village, Woman's Policy Inc., the Museum of African Art and the Washington Ballet.

      Henk H. Evers (age 44) has served as President and Chief Operating Officer of the Company since January 11, 2000 and as a director of the Company since February 3, 2000. Since January 1999, Mr. Evers has served as the Chief Executive Officer of Fountainhead. Since being appointed President of the Company on January 11, 2000, Mr. Evers has devoted a significant portion of his time to the Company's affairs including the management of Chateau Elan Georgia. From November 1994 until January 1999, Mr. Evers was the General Manager of the Chateau Elan Winery and Resort, where he was in charge of developing the Chateau Elan brand name and properties in Georgia, California, Florida and Scotland. Prior to that, Mr. Evers was a member of the executive committee for various Marriott International properties for approximately 13 years.

      Donald E. Panoz (age 67) has served as Chief Executive Officer of the Company since January 11, 2000 and as Chairman of the Board since February 3, 2000. In 1986, Mr. Panoz founded Fountainhead and has served as its Chairman since inception. Since July 1999, Mr. Panoz has served as the Chairman of Elan Motor Sports Technologies, Inc., an auto racing design, development and manufacturing company located in Braselton, Georgia. Since 1997, Mr. Panoz has served as the Chairman of Panoz Motor

Sports, a race car manufacturer and competitor that he founded. Since 1996, Mr. Panoz has served as the Chairman and Chief Executive Officer of L'Auberge International Hospitality Company, a hotel and resort management company that he co-founded with Nancy C. Panoz. From 1969 until 1996, Mr. Panoz served as the Chairman and Chief Executive Officer of Elan Corporation plc, a leading worldwide pharmaceutical research and development company located near Dublin, Ireland that he co-founded with Nancy C. Panoz. Since 1992, Mr. Panoz has been a director of Warner Chilcott plc, a publicly traded pharmaceutical company headquartered in Dublin, Ireland, and served as its Chairman from 1995 to 1998. Since 1981, Mr. Panoz has served as the Chairman and Chief Executive Officer of Chateau Elan Winery and Resort, a 301-room inn, conference center and winery located approximately 40 miles northeast of Atlanta, Georgia. Mr. Panoz also serves on the Board of Directors of the Georgia Chamber of Commerce. Mr. Panoz is married to Nancy C. Panoz.

      Nancy C. Panoz (age 66) has served as Vice Chairman of the Board since February 3, 2000. Since 1996, Mrs. Panoz has also served as the Vice Chairman of L'Auberge International Hospitality Company, a company that she co-founded with Donald E. Panoz. In 1989, Mrs. Panoz became President of the Chateau Elan Winery and Resort that she founded with Donald E. Panoz in 1981. In 1985, Mrs. Panoz founded Elan Natural Waters, Inc., a company that owns and operates a mineral water bottling plant in Blairsville, Georgia, and has served as its President and Chairman since its inception. In 1985, Mrs. Panoz founded Nanco Holdings, Inc., an investment and real estate holding company. In 1969, Mrs. Panoz co-founded Elan Corporation with Donald E. Panoz, and served as its Managing Director from 1977 to 1983 and its Vice Chairman from 1983 to 1995. Mrs. Panoz currently serves on the Board of Directors of numerous non-profit organizations, including the Atlanta Convention and Visitors Bureau, the Georgia Chamber of Commerce and the Gwinnett Foundation, Inc. Mrs. Panoz is married to Donald E. Panoz.

      Anthony Mastandrea (age 37) has been a director of the Company since January 2000. Since December 1998, Mr. Mastandrea has been the Chief Financial Officer and a director of Fountainhead Holdings, Ltd. From May 1994 until November 1998, Mr. Mastandrea was the Controller for Fountainhead. Prior to joining Fountainhead, Mr. Mastandrea was a manager with KPMG Peat Marwick in Atlanta, Georgia and is a Certified Public Accountant.

      James J. Papovich (age 41) has been with the Company since 1997. Mr. Papovich has been Regional Director of Operations since August 2002. Mr. Papovich is responsible for the oversight and supervision of the Company's financial functions including the direct supervision of the outside accounting firm (whose two principals are certified public accountants) retained by the Company to assist in financial reporting matters and to provide internal accounting support. Prior to his appointment as the Regional Director of Operations, Mr. Papovich served as the General Manager of the hotel in Hurstbourne, Kentucky. From 1994 until 1997, Mr. Papovich served as the Food and Beverage Director of the Embassy Row Hotel in Washington, D.C. Prior to 1994, Mr. Papovich served as the Chef at several prestigious restaurants.

      Donald E. Panoz and Nancy C. Panoz are married. There are no other family relationships among any of the executive officers or directors of the Company. Directors of the Company serve as such until the Next Annual Meeting of Stockholders of the Company and until their successors have been elected and qualified, or until their earlier resignation, death or removal. Executive officers of the Company are elected or appointed by the Board and hold office until their successors are elected or until their death, resignation or removal.

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

      To the Company's knowledge, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended March 31, 2003.

Item 11. Executive Compensation

Compensation of Non-Employee Directors

      During fiscal year ended March 31, 2003, Ms. Stewart, who was a Non-Employee Director of the Company, received a retainer of $13,200 plus $800 for each Board meeting attended. All directors were reimbursed for expenses incurred in connection with attending Board and committee meetings.

Executive Compensation

      The following table sets forth the cash and non-cash compensation awarded or paid by the Company for services rendered during each of the fiscal years in the three-year period ended March 31, 2003, to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeds $100,000 (the "Named Executive Officers").

Summary Compensation Table

                                              Annual Compensation
                                              -------------------

Name and                         Fiscal                               All Other
Principal Position                Year        Salary        Bonus   Compensation
------------------                ----        ------        -----   ------------

Henk H. Evers                    2003(3)     $291,750      $70,000       $0
     President                   2002(2)      270,770            0        0
                                 2001(1)      264,500            0        0

Donald E. Panoz                  2003(3)            0            0        0
     Chief Executive Officer     2002(2)            0            0        0
                                 2001(1)            0            0        0

James J. Papovich                2003(3)     $109,390      $     0       $0
      Regional Director of       2002          89,683        5,880        0
      Operations                 2001          84,958            0        0

----------
      (1) Information shown is for the fiscal year ended March 31, 2001. Fountainhead paid Mr. Evers' salary, bonus and benefits for the year ended March 31, 2001 as an advance to the Company. Amounts shown for the fiscal year ended March 31, 2001 exclude salary of $80,500, bonus of $75,000 and benefits of $32,000 paid to Mr. Evers by Fountainhead and allocated to Fountainhead. Of the salary allocated to the Company, $62,500 was charged to Chateau Elan Georgia in return for services performed by Mr. Evers for Chateau Elan Georgia pursuant to the management agreement from September 1, 2001 to March 31, 2001. Mr. Panoz received no compensation for serving as Chief Executive Officer of the Company during the fiscal year ended March 31, 2001.

      (2) Information shown is for the fiscal year ended March 31, 2002. Fountainhead paid Mr. Evers' salary, bonus and benefits for the year ended March 31, 2002 as an advance to the Company. Amounts shown for fiscal year ended March 31, 2002 exclude salary of $82,985, bonus of $130,000 and benefits of $36,378 paid to Mr. Evers by Fountainhead and allocated to Fountainhead. Additionally, $125,000 was charged to Chateau Elan Georgia in return for services performed by Mr. Evers for Chateau Elan Georgia pursuant to the management agreement from April 1, 2001 to March 31, 2002. Mr. Panoz received no compensation for serving as Chief Executive Officer of the Company during the fiscal year ended March 31, 2002.

      (3) Information shown is for the fiscal year ended March 31, 2003. Fountainhead paid Mr. Evers' salary, bonus and benefits for the year ended March 31, 2003 as an advance to the Company. Amounts shown for fiscal year ended March 31, 2003 exclude salary of $50,000 and benefits of $1,331 paid to Mr. Evers by Fountainhead and allocated to Fountainhead. Additionally, $125,000 was charged to Chateau Elan Georgia in return for services performed by Mr. Evers for Chateau Elan Georgia pursuant to the management agreement from April 1, 2002 to March 31, 2003. Mr. Panoz received no compensation for serving as Chief Executive Officer of the Company during the fiscal year ended March 31, 2003. Mr. Papovich began his duties as Regional Director of Operations in August 2002. Prior to August 2002, he was the General Manager of the Company's hotel in Louisville, Kentucky.

      The Company did not grant any stock options to any of the Named Executive Officers during the year ended March 31, 2003.

Fiscal Year-End Option Values

      The following table sets forth information concerning the value of unexercised options held by each Named Executive Officers as of March 31, 2003. During fiscal year ended March 31, 2003, no Named Executive Officer exercised any stock options.

                          Number of Securities
                         Underlying Unexercised              Unexercised In-
                           Options at 3/31/03                   The- Money
Name                    Exercisable/Unexercisable           Options at 3/31/03
----                    -------------------------           ------------------
Henk H. Evers                 45,000/45,000                         0
Donald E. Panoz                     0                               0
James J. Papovich                   0                               0

----------

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of June 30, 2003, regarding the beneficial ownership of the capital stock of the Company by (i) each person who is currently a director of the Company; (ii) each Named Executive Officer;
(iii) each beneficial owner of more than 5% of any class of the Company's voting securities; and (iv) all directors and executive officers as a group.

                                                   Class of                No. of Shares
        Name and Address of                      Shares Bene-               Beneficially            Percentage
        Beneficial Owner (1)                    ficially Owned                  Owned                of Class
        --------------------                    --------------                  -----                --------
Fountainhead Holdings, Inc.                      Common Stock              3,000,000(2)                77.7%
1394 Broadway Avenue                               Series A
Braselton, GA 30157                             Preferred Stock              450,000(3)               100.0%

Fountainhead Holdings, Ltd.                      Common Stock              3,000,000(2)                77.7%
1394 Broadway Avenue                               Series A
Braselton, GA 30157                             Preferred Stock              450,000(3)               100.0%

Donald E. Panoz + ++                             Common Stock              3,000,000(4)(5)             77.7%
                                                   Series A
                                                Preferred Stock              450,000(3)(5)            100.0%

Nancy C. Panoz +                                 Common Stock              3,000,000(4)(5)             77.7%
                                                   Series A
                                                Preferred Stock              450,000(3)(5)            100.0%

Henk H. Evers + ++                               Common Stock                 45,000(7)                 0.9%

James J. Papovich ++                             Common Stock                    200                      0%

Stacey D. Stewart +                              Common Stock                      0                      0%

Anthony J. Mastandrea +                          Common Stock                      0                      0%

All executive officers and directors             Common Stock              3,045,200(5)(6)             79.8%
as a group (5 persons)                             Series A
                                                Preferred Stock              450,000(3)(5)            100.0%

----------
+     Director of the Company

++    Executive Officer of the Company

      (1) Unless otherwise indicated, the mailing address of each beneficial owner is 100 Rue Charlemagne, Braselton, Georgia 30517. Information as to the beneficial ownership of common stock has either been furnished to the Company by or on behalf of the indicated persons or is taken from reports on file with the SEC.

      (2) Includes 1,350,000 shares of common stock issuable upon the conversion of the Preferred Stock. Fountainhead Holdings, Ltd. ("Holdings") owns all of the voting stock of Fountainhead Holdings, Inc.. The shares of stock owned by Holdings includes the shares owned by Fountainhead Holdings, Inc.

      (3) Pursuant to the Stipulation of Settlement which became final on June 19, 2003 (see Item 3- Legal Proceedings), all of the shares of the Company's Series A Convertible Preferred Stock will be cancelled in exchange for 1,350,000 shares of the Company's common stock. Fountainhead Holdings, Inc. exchanged the shares of Preferred Stock on July 3, 2003.

      (4) Includes (i) 1,350,000 shares of common stock issuable upon the conversion of the Preferred Stock held by Fountainhead Holdings, Inc. and (ii) 1,650,000 shares of common stock held by Fountainhead Holdings, Inc..

      (5) Mr. and Mrs. Panoz, who are husband and wife, are directors and officers of and collectively beneficially own all of the voting stock of Holdings, which in turn owns all of the voting stock of Fountainhead Holdings, Inc.. Although they may be deemed to meet the definition of beneficial ownership with respect to the voting stock of Holdings, they have no economic interest in such voting stock. Because these shares of the Company are held of record by Fountainhead Holdings, Inc., each of Mr. and Mrs. Panoz may be deemed to be a beneficial owner of all such shares.

      (6) Includes (i) 1,350,000 shares of common stock issuable upon the conversion of the Preferred Stock held by Fountainhead Holdings, Inc.; and (ii) 45,000 shares of common stock underlying options that are currently exercisable.

      (7) Represents 45,000 shares of common stock underlying options that are currently exercisable.

      The following table sets forth information regarding equity compensation plans under which the Company's equity securities is authorized for issuance as of March 31, 2003. The Company's shareholders approved the Company's 1993 Stock Option Plan (the "Plan") on January 12, 1994 and amended the Plan on October 26, 1994. The Plan is the Company's only equity compensation plan approved by the Company's shareholders.

--------------------------------------------------------------------------------------------------------------
                         Number of securities to           Weighted-average              Number of securities
                         be issued upon exercise           exercise price of           remaining available for
                         of outstanding options         outstanding options and         issuance under equity
                              and warrants                     warrants                   compensation plans
--------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                127,000                         $2.00                         623,000
securities holders
--------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                  0                             0                               0
securities holders
--------------------------------------------------------------------------------------------------------------
TOTAL                            127,000                         $2.00                         623,000
--------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      In the Management Agreement, Fountainhead agreed to pay the Company a base management fee equal to 2% of the gross revenues of the properties being managed, plus an annual incentive management fee to be determined each year based on the profitability of the properties being managed during that year.

      The Company's Management Agreement is to perform management services at Chateau Elan Georgia, one of Fountainhead's properties. The Management Agreement has a term of five years, but is terminable upon the transfer by Fountainhead of all or a material portion of the properties covered by the Management Agreement. If the Management Agreement is terminated upon such a transfer or upon the occurrence of an event of default by Fountainhead, then Fountainhead shall pay to the Company a portion of the projected fees owed to the Company under the Management Agreement, with adjustments based on the term of the Management Agreement remaining. In such event, Fountainhead may elect to surrender to the Company shares of common stock in lieu of a cash payment.

      The Company also manages Chateau Elan Sebring, St. Andrews and Diablo. All of these properties are owned by Fountainhead. On August 8, 2002, the Company entered into a management agreement with Fountainhead to perform management services at Diablo Grande Resort located in Patterson, California, one of Fountainhead's properties, for a period of five years beginning on September 1, 2002. In consideration of the management agreement, the Company paid Fountainhead $250,000. In the management agreement, Fountainhead agreed to pay the Company a base management fee equal to 2.5% of the gross revenues of the properties being managed. The management agreement has a term of five years but is terminable by Fountainhead. If the management agreement is terminated by Fountainhead, then Fountainhead must refund the Company the $250,000 consideration as follows: within the first year- $250,000; after one year- $225,000; after two years- $200,000; after three years- $150,000; after four years- $125,000 and after five years, $100,000. The agreement automatically extends for six month increments from September 1, 2007 unless terminated by either party.

      In October 2002, the Company amended the terms of the management agreements between the Company and Fountainhead for the management of St. Andrews and Sebring. In exchange for five year agreements, the Company agreed to pay Fountainhead $575,000. Fountainhead was paid $400,000 in cash and the remaining sum of $175,000 was deducted from monthly fees due to the Company for the management of the St. Andrews property.

      The Company's Chairman and Chief Executive Officer has an 85% ownership interest and the Company's President has a 15% ownership interest in the Holiday Inn Express at Chateau Elan. The Company manages the Holiday Inn Express at Chateau Elan and in return for such management services has received management fees of approximately $24,000, $23,000 and $23,000 for the fiscal years ended March 31, 2003, 2002 and March 31, 2001, respectively.

      At the request of the Company, since January 11, 2000, Fountainhead has paid the salary of the Company's President as an advance to the Company. During the fiscal year ended March 31, 2003, the Company was charged $360,000 by Fountainhead for the advanced compensation and benefits. There is approximately $156,000 of accrued liability at March 31, 2003 for the President's compensation and benefits.

      In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays. The Company is reimbursed by Fountainhead for these expenditures. As of March 31, 2003, Fountainhead owed the Company approximately $188,000 for unpaid management fees and expenses.

      During the fiscal year ended March 31, 2003, the Company had an agreement with Chateau Elan Georgia pursuant to which Chateau Elan Georgia's Human Resource Director serves part-time as the Company's Human Resource Director in return for which the Company is responsible for a portion of the Human Resource Director's salary. For the year ended March 31, 2003, the Company incurred charges of approximately $29,000 for his salary. Chateau Elan Georgia deducts the Company's portion of the salary from the monthly management fees Chateau Elan Georgia owes to the Company. The Company's director of marketing and former director of finance also provided services to Chateau Elan Georgia and, as a result, for the fiscal year 2003, Chateau Elan Georgia reimbursed the Company approximately $79,000 for such services.

ITEM 14. CONTROLS AND PROCEDURES.

      (a) Evaluation of Disclosure Controls and Procedures.

      The Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, as of a date within 90 days prior to the filing date of this report (the "Evaluation Date")). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Securities Exchange Act of 1934, as amended.

      (b) Changes in Internal Controls.

      Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The reports of Arthur Andersen LLP included herein with respect to the Financial Statement Schedule III, Real Estate and Accumulated Depreciation, included herein and the financial statements included herein are copies of reports previously issued by Arthur Andersen LLP relating to the Company's financial statement schedule and financial statements for the years ended March 31, 2001. Such reports have not been reissued, and the consent of Arthur Andersen LLP with respect to such reports has not been obtained. As a result, your ability to assert claims against Arthur Andersen LLP may be limited. Since we have not been able to obtain the written consent of Arthur Andersen LLP, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of material fact contained in the report or financial statements or any omissions to state a material fact required to be stated in the financial statements.

      (a)(1) The following consolidated financial statements, together with the applicable previously issued report of independent public accountants, are set forth beginning on page F-1 hereof.

      Reports of Independent Public Accountants.

      Copy of Previously Issued Report of Independent Public Accountants.

      Consolidated Balance Sheets at March 31, 2003 and 2002.

      Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001

      Consolidated Statements of Shareholders' Equity (Deficit) for the years ended March 31, 2003, 2002 and 2001.

      Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001.

      Notes to Consolidated Financial Statements.

      (a)(2) The financial statement schedule listed below is filed as a part of this Report on pages F-35 and F-37, respectively.

      Financial Statement Schedule III - Real Estate and Accumulated Depreciation -March 31, 2003.

All other schedules have been omitted from this Report because they are not applicable or because the required information is given in the audited financial statements or notes thereto set forth elsewhere in this Report.

      (a)(3) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on pages E-1 through E-5 hereof.

      (b) The Company has not filed any Current Reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIDGEWOOD HOTELS, INC.


                                        By: /s/ Henk H. Evers
                                            ----------------------------
                                            Henk H. Evers,
                                            President

Dated: July 15, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Henk H. Evers                       /s/ Nancy C. Panoz
----------------------------------      ----------------------------------------
Henk H. Evers, President, Chief         Nancy C. Panoz, Director
Operating Officer and Director


/s/ Anthony Mastandrea                  /s/ James J. Papovich
----------------------------------      ----------------------------------------
Anthony Mastandrea, Director            James J. Papovich, Regional
                                        Director of Operations


/s/ Donald E. Panoz                     /s/ Stacey D. Stewart
----------------------------------      ----------------------------------------
Donald E. Panoz, Director               Stacey D. Stewart, Director

Dated: July 15, 2003

I, Henk E. Evers, certify that:

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

                                        /s/ Henk H. Evers
                                        ----------------------------------------
                                        Henk H. Evers, President and Chief
                                        Operating Officer

I, James J. Papovich, certify that:

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003


                                        /s/ James J. Papovich
                                        ----------------------------------------
                                        James J. Papovich, Regional Director of
                                        Operations

                                  EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------
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

3(e) Certificate of Amendment to the Certificate of Incorporation of Ridgewood Properties, Inc. dated May 23, 1991 (filed as an
            Exhibit to Registrant's Form 10-K for the fiscal year ended
            August 31, 1991 and incorporated herein by reference).

3(f) Certificate of Amendment to the Certificate of Incorporation of Ridgewood Properties, Inc. dated March 30, 1993 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended
            February 28, 1993 and incorporated herein by reference).

3(g) Certificate of Amendment to the Certificate of Incorporation of Ridgewood Properties, Inc. dated January 26, 1994 (filed as
            Exhibit 3 to Registrant's Form 10-Q for the quarter ended
            February 28, 1994 and incorporated herein by reference).

3(h) Certificate of Amendment to the Certificate of Incorporation of Ridgewood Hotels, Inc. (filed as an Exhibit to Registrant's
            Form 8-K on February 5, 1997, and incorporated herein by reference).

4(a)        Stock Purchase Agreement between Ridgewood Properties, Inc.
            and Triton Group Ltd., dated as of August 15, 1994 (filed as an Exhibit to Registrant's Form 8-K on August 15, 1994, and incorporated herein by reference).

4(b)        Certificate of Designation, Preferences and Rights of Series A
            Convertible Preferred Stock of the Registrant (filed as an
            Exhibit to Registrant's Registration Statement on Form S-8 filed on November 8, 1994 (No. 33-866084) and incorporated herein by reference).

10(a)       Bill of Sale and Assumption of Liabilities between CMEI, Inc.
            and Ridgewood Properties, Inc. dated December 9, 1985.*

10(b)       Ridgewood Properties, Inc. Supplemental Retirement and Death
            Benefit Plan dated January 1, 1987 (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal year ended August 31, 1988 and incorporated herein by reference).

10(c)       Ridgewood Properties, Inc. Stock Option Plan dated March 30,
            1993 and as amended September 14, 1993 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28,
            1994, and incorporated herein by reference).

10(d) Ridgewood Properties, Inc. 1993 Stock Option Plan, as amended on October 26, 1994 (filed as an Exhibit to Registrant's
            Registration Statement on Form S-8 filed on November 8, 1994
            (No. 33-86084) and incorporated herein by reference).

10(e)       Amended and Restated Basic Agreement between RW Hotel
            Investment Partners, L.P. and Ridgewood Hotels, Inc. dated
            August 14, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10(f)       Amended and Restated Limited Partnership Agreement of RW Hotel
            Partners, L.P. dated September 8, 1995 (filed as an Exhibit to
            Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10(g)       Management Agreement (Holiday Inn Hurstbourne) between RW
            Hotel Partners, L.P. and Ridgewood Properties, Inc. dated
            August 16, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, and incorporated herein by reference).

10(h)       Agreement and Plan of Merger between and among Ridgewood
            Properties, Inc., Ridgewood Acquisition Corp., Wesley Hotel
            Group, Inc., Wayne McAteer and Samuel King dated December 7,
            1995 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference).

10(i)       Operating Agreement between RW Hurstbourne Hotel, Inc. and RW
            Louisville Hotel Investors, LLC effective May 13, 1998 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended
            May 31, 1998).

10(j)       Operating Agreement between Ridgewood Hotels, Inc. and
            Louisville Hotel, L.P. effective June 5, 1998 (filed as an
            Exhibit to Registrant's Form 10-Q for the quarter ended May
            31, 1998).

10(k) First Amendment to Operating Agreement of Louisville, LLC dated September 30, 1999 (filed as an Exhibit to Registrant's
            Form 10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10(l) Secured Promissory Note in the amount of $1,333,000 by Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated
            September 30, 1999 (filed as an Exhibit to Registrant's Form
            10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10(m)       Secured Promissory Note (Arizona) in the amount of $300,000 by
            Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated
            September 30, 1999 (filed as an Exhibit to Registrant's Form
            10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10(n)       Secured Promissory Note (Florida) in the amount of $300,000 by
            Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated
            September 30, 1999 (filed as an Exhibit to Registrant's Form
            10-K for the fiscal year ended August 31, 1999 and incorporated herein by reference).

10(o)       Management Agreement between Fountainhead Development Corp.,
            Inc., as Owner, and Ridgewood Hotels, Inc., as Manager, dated
            January 10, 2000 (filed as an Exhibit to Registrant's Form 8K on January 11, 2000 and incorporated herein by reference).

10(p)       Agreement between Fountainhead Development Corp., Inc. and
            Ridgewood Hotels, Inc. dated January 10, 2000 (filed as an
            Exhibit to Registrant's Form 8-K on January 11, 2000 and incorporated herein by reference).

10(q) Assignment and Assumption Agreement dated as of April 2001 between RW Hotel Investment Associates, LLC and Ridgewood
            Georgia, Inc. (filed as an Exhibit to Registrant's Form 8K on
            July 2, 2001).

10(r) Contract for the Purchase and Sale of Property dated June 1999 between the Company, Ridgewood Orlando, Inc., Fulgent Street
            Motel & Hotel, Inc. and Brokers Title, LLC (filed as an
            Exhibit to Registrant's Form 8-K on July 2, 2001).

10(s) Reinstatement of and Second Amendment to Contract for the Purchase and Sale of Property Dated January 24, 2000 (filed as an Exhibit to Registrant's Form 8-K on July 2, 2001).

10(t)       Stipulation of Settlement dated March 19, 2003, by and among
            William N. Strassburger, Michael M. Earley, Luther A.
            Henderson, John C. Stiska, N. Russel Walden, Triton Group,
            Ltd., Ridgewood Hotels, Inc., and Fountainhead Development
            Corp (filed as an Exhibit to Registrant's Form 8-K on March
            24, 2003 and incorporated herein by reference).

10(u) Second Amendment to the Operating Agreement of Louisville Hotel, LLC entered into between Ridgewood Hotels, Inc. and Louisville Hotel,
            L.P. effective as of February 12, 2003.

10(v) $300,000 Renewed, Amended and Restated Secured Promissory Note issued by Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated
            February 12, 2003.

10(w) $933,000 Renewed, Amended and Restated Secured Promissory Note issued by Ridgewood Hotels, Inc. to Louisville Hotel, L.P. dated
            February 12, 2003.


23(a)       Consent of Deloitte & Touche LLP.

99(a)       Order and Final Judgment of the Delaware Court of Chancery in
            Civil Action No. 14267 (filed as an Exhibit to Registrant's
            Form 8-K on May 30, 2003 and incorporated herein by reference).

99(b)       Certification of the Registrants's President and Chief
            Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(c)       Certification of the Registrant's Regional Director of
            Operations pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements, Financial Statement Schedule and Previously Issued Independent Accountants' Reports are included herein on the pages indicated:

                                                                            Page
                                                                            ----
Reports of Independent Accountants ......................................   F-2

Previously Issued Reports of Independent Accountants ....................   F-3

Consolidated Balance Sheets as of March 31, 2003 and 2002 ...............   F-7

Consolidated Statements of Operations for the years ended March 31,
2003, 2002 and 2001 .....................................................   F-9

Consolidated Statements of Shareholders' Equity (Deficit) for the
years ended March 31, 2003, 2002 and 2001 ...............................   F-10

Consolidated Statements of Cash Flows for the years ended March 31,
2003, 2002 and 2001 .....................................................   F-11

Notes to Consolidated Financial Statements ..............................   F-13
Schedule III -Real Estate and Accumulated Depreciation ..................   F-35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
Ridgewood Hotels, Inc. and Subsidiaries
Braselton, Georgia

We have audited the accompanying consolidated balance sheet of Ridgewood Hotels, Inc. and Subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statement of operations, shareholders' equity (deficit) and cash flows for the year ended March 31, 2003. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Hotels, Inc. and Subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the year ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming Ridgewood Hotels, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 13 of the notes to the financial statements, the Company has incurred recurring losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note
13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOORE STEPHENS LOVELACE, P.A.
Certified Public Accountants

Orlando, Florida
July 2, 2003

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

                                    Not Used

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


ARTHUR ANDERSEN LLP
Atlanta, Georgia
July 10, 2001

      The reports of Arthur Andersen LLP included herein with respect to the Financial Statement Schedule III, Real Estate and Accumulated Depreciation, included herein and the financial statements included herein are copies of reports previously issued by Arthur Andersen LLP relating to the Company's financial statement schedule and financial statements for the years ended March 31, 2001. Such reports have not been reissued, and the consent of Arthur Andersen LLP with respect to such reports has not been obtained. Certain limitations or recovery by investors may exist as a result of the lack of consent.

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


Arthur Andersen LLP
Atlanta, Georgia
July 10, 2001

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2002
($000's omitted, except share and per share data)

                                                                  March 31,      March 31,
                                                                    2003           2002
                                                                  -----------------------
Assets:

Current assets:
   Cash                                                           $    89        $ 1,150
   Receivables from affiliates                                        188            156
   Other operating receivables, net of allowance for
      doubtful accounts of $216 and $154, respectively                374            553
   Other current assets                                               560            829
                                                                  ----------------------
   Total current assets                                             1,211          2,688

Real estate properties and equipment:
   Real estate property and equipment
      Operating property and equipment, net of accumulated
        depreciation of $1,749 and $820, respectively              19,846         20,058
      Land held for sale, net of allowance for possible
        losses of $2,984 and $3,155, respectively                     836          1,365
                                                                  ----------------------

   Total real estate investments, net                              20,682         21,423

Management contracts, net of accumulated amortization
   of $1,298 and $807, respectively                                 1,526          1,192

Other assets, net of accumulated depreciation of $141 and
   $130, respectively                                                 210            289
                                                                  ----------------------
                                                                  $23,629        $25,592
                                                                  ======================

                                                                     (continued)

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2002
($000's omitted, except share and per share data)

                                                                 March 31,        March 31,
                                                                   2003             2002
                                                                 --------------------------
Liabilities:

Current liabilities:
   Current maturities of long-term debt                          $    367         $  2,257
   Accounts payable                                                   650              330
   Payables to affiliates                                             323               25
   Accrued salaries, bonuses and other compensation                   172              251
   Accrued legal and audit expense                                    129              160
   Lease commitment for vacated office                                 --               26
   Accrued liabilities                                                493              592
                                                                 -------------------------
   Total current liabilities                                        2,134            3,641

Accrued pension liability                                             845              845
Long-term debt                                                     21,685           20,674
                                                                 -------------------------
   Total liabilities                                               24,664           25,160
                                                                 -------------------------

Commitments and contingencies:

Shareholders' Equity (Deficit):
   Series A convertible cumulative preferred
      stock, $1 par value, 1,000,000 shares authorized,
      450,000 shares issued and outstanding in 2003 and
      2002 (liquidation preference of $4,710,000 and
      $4,350,000 in 2003 and 2002, respectively)                      450              450
   Common stock, $0.01 par value, 5,000,000 shares
      authorized, 2,513,257 shares issued and outstanding
      in 2003 and 2002                                                 25               25
   Paid-in surplus                                                 17,671           17,671
   Accumulated deficit                                            (19,181)         (17,714)
                                                                 -------------------------
      Total shareholders' equity (deficit)                         (1,035)             432
                                                                 -------------------------
                                                                 $ 23,629         $ 25,592
                                                                 =========================

                                                                     (concluded)

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED MARCH 31, 2003, 2002 AND 2001
($000's omitted, except share and per share data)

                                                   For the Fiscal Year Ended
                                          March 31,        March 31,        March 31,
                                            2003             2002             2001
                                          -------------------------------------------
Revenues:
   Revenues from wholly-
     owned hotel operations               $  7,496         $  7,504         $  1,789
   Revenues from hotel management-
     Related party                           1,032              881            1,146
     Other                                      82              457            1,388
   Sales of real estate properties             550              127            5,798
   Equity in net income
     of unconsolidated entities                234              251              251
   Interest income                               9               30               72
   Other                                        --               89               22
                                          ------------------------------------------
                                             9,403            9,339           10,466
Costs and expenses:
   Expenses of wholly-
     owned hotel operations                  5,294            5,293            2,180
   Costs of real estate sold                   568               35            2,922
   Lease expense for
     vacated office                             --               13              107
   Depreciation and amortization             1,491            1,392              546
   Interest expense                          1,998            1,984              273
   General, administrative
     and other                               1,354            1,891            2,202
   Provision for doubtful accounts             165               (1)             189
   Business development                         --               --               17
   Writedown on hotel investment                --               --            2,000
                                          ------------------------------------------
                                            10,870           10,607           10,436
                                          ------------------------------------------
Income (loss) before taxes                  (1,467)          (1,268)              30
Income taxes                                    --               --              (70)
                                          ------------------------------------------
Net loss                                    (1,467)          (1,268)             (40)
Unaccrued preferred dividends                 (360)            (360)            (360)
                                          ------------------------------------------
Net loss applicable to
   common shareholders                    $ (1,827)        $ (1,628)        $   (400)
                                          ------------------------------------------
Basic and diluted loss per
   common share                           $  (0.73)        $  (0.65)        $  (0.16)
                                          ==========================================

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
(000's omitted, except share data)

                            Preferred                 Common                                                Total
                              Stock                   Stock                 Paid-in     Accumulated     Shareholders'
                              Shares     Amount       Shares      Amount    Surplus       Deficit      Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000      450,000      $450      2,513,257      $25      $17,671      $(16,406)          $ 1,740
   Net loss                       --        --             --       --           --           (40)              (40)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001      450,000       450      2,513,257       25       17,671       (16,446)            1,700
   Net loss                       --        --             --       --           --        (1,268)           (1,268)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002      450,000       450      2,513,257       25       17,671       (17,714)              432
   Net loss                       --        --             --       --           --        (1,467)           (1,467)
-----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003      450,000      $450      2,513,257      $25      $17,671      $(19,181)          $(1,035)
=======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MARCH 31, 2003, 2002 AND 2001
($000's omitted)

                                                                       For the Fiscal Year Ended
                                                                 March 31,     March 31,     March 31,
                                                                   2003          2002           2001
                                                                  -------       -------       -------
Cash flows from in operating activities:
   Net loss                                                       $(1,467)      $(1,268)      $   (40)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                              1,491         1,392           546
         Provision for doubtful accounts                              165          (108)          189
         Decrease (increase) in note receivable                        --           250          (250)
         Writedown on hotel investment                                 --            --         2,000
         Loss (gain) from sale of real estate properties               18           (92)       (2,876)
         Decrease (increase) in receivables from affiliates           (32)          246          (340)
         (Decrease) increase in payables to affiliates                298          (181)          131
         Decrease (increase) in other operating receivables            14           290          (264)
         Decrease in other assets                                     286            15           316
         (Decrease) increase in accounts payable
            and accrued liabilities                                    85          (535)           94
                                                                  -----------------------------------
         Total adjustments                                          2,325         1,277          (454)
                                                                  -----------------------------------
         Net cash provided by (used in) operating activities          858             9          (494)
                                                                  -----------------------------------

Cash flows from investing activities:
   Consolidation of hotel, net of cash acquired                        --           128            --
   Proceeds from sale of real estate, net                              12           127         4,371
   Additions to real estate properties                               (726)         (211)           --
   Additions to management contracts                                 (825)           --            --
                                                                  -----------------------------------
      Net cash provided by (used in) investing activities          (1,539)           44         4,371
                                                                  -----------------------------------

Cash flows from financing activities:
   Repayments of debt                                                (539)         (381)       (2,657)
   Increase in mezzanine loan                                         159            --            --
                                                                  -----------------------------------
      Net cash used in financing activities                          (380)         (381)       (2,657)
                                                                  -----------------------------------

Net (decrease) increase in cash                                    (1,061)         (328)        1,220
Cash at beginning of period                                         1,150         1,478           258
                                                                  -----------------------------------
Cash at end of period                                             $    89       $ 1,150       $ 1,478
                                                                  ===================================

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MARCH 31, 2003,  2002 and 2001
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITY:

                                                   For the Fiscal Year Ended
                                         March 31,          March 31,         March 31,
                                            2003               2002             2001
                                         ----------------------------------------------
Consolidation of hotel assets-
    Land                                 $       --        $ 2,400,000        $     --
    Buildings                                    --         17,158,000              --
    FF&E                                         --          1,205,000              --

Interest paid                            $1,806,000        $ 2,005,000        $257,000

Income taxes paid                        $       --        $        --        $ 35,000

Reduction of notes payable due to
   transfer of land                      $  500,000        $        --        $     --

The accompanying notes are an integral part of the consolidated financial statements.

Ridgewood Hotels, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003, 2002 and 2001

1.    Description of Business and Significant Accounting Policies

Description of the Business

      Ridgewood Hotels, Inc. (the "Company"or "Ridgewood") is a Delaware corporation primarily engaged in the hotel management business. The Company also owns one hotel that it manages and owns undeveloped land that it holds for sale.

Summary of Significant Accounting Policies

      The consolidated financial statements of the Company include the accounts of all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Per Share Data -

      Basic earnings per share is based on the weighted average effect of all common shares issued and outstanding, and is calculated by dividing net loss available to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net loss available to common shareholders, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earning per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. At March 31, 2003, stock options and convertible securities totaling 1,477,000 shares, represented the only securities that could potentially dilute earnings per common share in future periods (see Note 6).

Management Contracts-

      Management contracts were recorded at their estimated fair value at the date of acquisition and are being amortized over the life of the contract. Revenues from hotel management are generally based on agreements, which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accordingly, the Company does not consolidate the financial statements of unaffiliated hotels under a management agreement. Accounting fees are set monthly fees charged to hotels, which utilize centralized accounting services provided by the Company.

Investments in Unconsolidated Entities-

      The Company's investments in unconsolidated entities are accounted for using the equity method of accounting. The investments were originally recorded at cost and have been adjusted to recognize the Company's share of contributions, distributions, and earnings or losses. The amount of the adjustment for unconsolidated entities earnings or losses is included in the determination of the Company's net income (see Note 9).

Capitalization Policies -

      Repairs and maintenance costs are expensed in the period incurred. Major improvements to existing properties that increase the usefulness or useful life of the property are capitalized.

Depreciation and Amortization Policies -

      The Company depreciates operating properties and any related improvements by using the straight-line method over the estimated useful lives of such assets, which are generally 30 years for building and land improvements and 5 years for furniture, fixtures and equipment. Depreciation expense for the fiscal years ended March 31, 2003, 2002, and 2001 was approximately $951,000, $844,000 and $41,000, respectively.

      The Company amortizes certain intangible assets over the useful life of those assets. Management contracts for which consideration is given are amortized over the life of the contract. Amortization expense for the fiscal years ended March 31, 2003, 2002 and 2001 was approximately $540,000, $548,000 and $505,000, respectively.

Impairment of Long Lived Assets-

      The Company reviews the net carrying value of its hotel and other long-lived assets if any facts and circumstances suggest their recoverability may have been impaired. Impairment is determined by calculating the sum of the estimated undiscounted future cash flows, including the projected undiscounted future net proceeds from the sale of the hotel or other long-lived assets. In the event such sum is less than the depreciated cost of the hotel or other long-lived asset, the hotel or other long-lived asset will be written down to estimated fair market value. The Company recorded a loss of $2,000,000 in the year ended March 31, 2001 for impairment of the Company's equity investment in Louisville Hotel, LLC (see Notes 3 and 9).

Stock-Based Compensation -

      The Company accounts for stock options using the intrinsic value method and issues stock options only to employees and directors at exercise prices that are equal to or more than the fair value of the underlying shares on the date of each grant. Accordingly, no compensation expense is recorded in the accompanying statements of operations with respect to the grant of stock options.

Cash-

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

Deferred Loan Costs-

      Costs associated with obtaining debt financing are included within prepaids and other assets. The costs are capitalized and are amortized over the life of the related debt instrument.

Revenue Recognition -

      Revenue related to management contracts is recognized in the month that the services are provided. Hotel revenue and incentive revenue is recognized when earned. Reserves are established for estimated unrecoverable amounts. Gains on sales of real estate assets are recognized at the time title to the asset is transferred to the buyer.

Derivative Financial Instruments -

      In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. On January 1, 2001, the Company adopted SFAS No. 133, as amended. The adoption did not have a material effect on the Company's financial position or results of operations.

Segment and Related Information Reporting -

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), the Company reports financial and descriptive information about its reportable operating segments. The Company currently has two operating segments, which consist of hotel operations and hotel management services (see Note 12).

Use of Estimates -

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

2.    Real Estate Property and Equipment

      The Company's operating real estate property and equipment by type at March 31, 2003 and 2002 were as follows ($000's omitted):

                                                       March 31,
                                                   2003         2002
                                                 --------     --------

            Land                                 $  2,400     $  2,400
            Building and improvements              17,166       17,166
            Furniture, fixtures and equipment       2,029        1,312
                                                 --------     --------
            Operating properties, cost             21,595       20,878
                                                 --------     --------
            Less: accumulated depreciation         (1,749)        (820)
                                                 --------     --------
            Operating properties, net            $ 19,846     $ 20,058
                                                 ========     ========

      The Company's operating real estate property and equipment at March 31, 2003 and 2002 include the consolidated assets of RW Louisville Hotel Associates LLC ("Associates"), as described in Note 3.

      The Company also owns three parcels of undeveloped land, which it holds for sale, two of which are located in Florida, and one located in Texas. The total cost of these land parcels is approximately $3,820,000 and $4,520,000, excluding a reserve against the properties of approximately $2,984,000 and $3,155,000, at March 31, 2003 and 2002, respectively. The parcel located in Longwood, Florida is pledged as security for certain Company obligations (see Notes 3 and 9). The Company has no plans to develop the remaining properties. The Company intends to sell the properties at such time as the Company is able to negotiate sales on terms acceptable to the Company.

3.    Commitments and Contingencies

Litigation-

      On May 2, 1995, an action was filed in the Court of Chancery of the State of Delaware (New Castle County) entitled William N. Strassburger v. Michael M. Earley, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Hotels, Inc., nominal defendant, C.A. No. 14267 (the

"Chancery Court Action"). The plaintiff challenged the actions of the Company and its directors in consummating the Company's August 1994 repurchases of its common stock held by Triton Group, Ltd. and Hesperus Partners Ltd.

      In March 2003, the parties to the Chancery Court Action entered into a Stipulation of Settlement (the "Settlement") pursuant to which the parties have agreed to settle the Chancery Court Action. On March 24, 2003, the Settlement was submitted to the Court for approval and the Settlement was approved by the Court on May 20, 2003 and became final on June 19, 2003. The principal terms of the Settlement provide that:

      (j) Certain of the defendants will pay to Ridgewood the aggregate amount of $1,770,000. Ridgewood has agreed to use $1,645,000 of such funds to make an offer to acquire the shares of Ridgewood's common stock held by its Minority Stockholders (as such term is defined in the Settlement). The defendants in the Chancery Court Action and Ridgewood's majority stockholder, Fountainhead Development, LLC, have agreed that the shares of Ridgewood's common stock held by them will not participate in the offer. As a result, it is estimated that the holders of up to approximately 790,457 shares of Ridgewood's common stock may be eligible to participate in the offer, which would result in an offer of approximately $2.08 per share for such shares.

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

            As of July 3, 2003, the Company has received the $1,770,000 of settlement proceeds, the shares of Preferred Stock have been submitted to the Company in exchange for 1,350,000 shares of Common Stock, the dividend arrearages with respect to the Preferred Stock have been cancelled and Mr. Walden has transferred 32,000 shares of Common Stock to the Company.

Louisville Hotel- (See also Note 9)

      On May 13, 1998, RW Louisville Hotel Associates LLC ("Associates") was organized as a limited liability company under the laws of the State of Delaware. Associates was organized to own and manage the Holiday Inn ("the Hotel") located in the Louisville, Kentucky area. The Company invested $362,000 into Louisville Hotel, LLC, a Delaware limited liability company (the "LLC"), which represented a 10% interest in the LLC. The LLC loaned $3,620,000 to Associates in return for all cash flows generated from the Hotel. On September 30, 1999, the Company purchased additional equity in the LLC. The Company increased its ownership in the LLC from 10% to 80%. The consideration paid to acquire the increased ownership was $2,500,000. The majority of the purchase price was evidenced by three promissory notes (the "Notes") totaling $1,933,000. The Notes were cross-defaulted, bore interest at 13% and matured on September 30, 2002. Holding an 80% ownership interest in the LLC, the Company is now the Managing Member of the LLC. Louisville Hotel, L.P. ("LLP"), an unrelated company holds the remaining 20% ownership in the LLC and is the Non-Managing Member. Pursuant to the LLC's Operating Agreement dated as of May 1998, as amended on September 30, 1999 and as further amended on February 12, 2003 (as amended, the "Operating Agreement"), the Company has the right at any time to purchase LLP's remaining interest in the LLC (the "Purchase Option"). The Operating Agreement provides that the purchase price for LLP's interest is equal to the sum of (a) LLP's total capital contributions to the LLC ($3,100,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to LLP if the LLC sold the Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement) (the "Option Price"). However, the Purchase Option is only exercisable in connection with concurrent payment in full of all remaining amounts due under the Notes. Under the terms of the Operating Agreement, the Company was required, no later than September 30, 2002 (which date was extended to February 12, 2006), to purchase LLP's remaining interest in the LLC for the Option Price (the "Purchase Obligation").

      On February 12, 2003 the Company entered into new agreements with the LLP to refinance the Notes and extend the terms. First, the Company made a $700,000 principal payment on the Notes (see Note 4) by (a) paying $200,000 in cash; (b) conveying to an affiliate of LLP title to the Company's undeveloped land in Ohio in return for a $200,000 reduction in the principal of the Notes and (c) conveying to an affiliate of LLP title to the Company's undeveloped land in Arizona in return for a $300,000 reduction in the principal of the Notes. Second, the Company and LLP amended the terms of the Notes (other than the portion of the Notes collateralized by the land in Longwood, Florida (the "Florida Note")) by reducing the interest rate from 13% to 10% and extending the maturity date until February 2006. Third, the Company and LLP amended the Florida Note by: (a) reducing the interest rate from 13% to 10%; (b) extending the maturity date such that principal is due and payable in quarterly installments of $50,000 with the first installment due on July 1, 2004 (such payments are now recourse to the Company); (c) providing that interest only shall be payable in monthly installments until the date on which the final principal payment is paid and (d) providing that if the Company establishes legal access to its Florida land at any time prior to July 1, 2004, then the Company shall, at its option, either (1) pay an amount equal to all remaining outstanding principal and interest or (2) convey title to the land in Longwood to LLP as payment in full of the $300,000 Florida Note. Fourth, the Company and LLP amended the Operating Agreement to (a) extend the Purchase Obligation until February 12, 2006, (b) reduce the rate of preferred return from 13% to 10% and (c) provide the Company with the option to extend to Purchase Obligation until February 12, 2007 if the Company has made a partial payment of no less than $1,000,000 towards the Purchase Obligation before February 12, 2006. As a result of these transactions, the remaining principal amount due on the Notes is $1,233,000.

      Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates would be subject to liquidated damages under the Franchise Agreement equal to approximately 12 times the monthly franchise fees payable pursuant to the Franchise Agreement. The current monthly franchise fees are approximately $32,000.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan ("the Plan"). Under the Plan, Associates was required to make approximately $1,200,000 of improvements to the Hotel by December 31, 2002, as well as meet certain interim milestones. As of March 31, 2003, Associates has spent approximately $510,000 on improvements and has approximately $61,000 in escrow to spend on improvements. The Company has received a verbal extension for the completion of the Plan and management believes the funding by Associates should be sufficient for it's completion. If the verbal extension is withdrawn, the Company would be in non-compliance with the Franchise Agreement.

Lease Obligation-

      In March 2001, the Company signed a sublease agreement ("Sublease") on the space previously used for its executive offices. The Sublease was for a term of thirteen months and commenced on May 1, 2001. Pursuant to the Sublease the Company received $8,738 per month for thirteen months. The Company paid $13,107 per month for the existing lease, which expired in May 2002. The Company has no remaining lease commitment liabilities as of March 31, 2003.

4.    Long-Term Debt

      On September 30, 1999, the Company entered into three promissory Notes in order to purchase additional equity in the LLC (see Note 3). A note in the original principal amount of $1,333,000 collateralized by the Company's ownership interest in the LLC and two other notes in the original principal amount of $300,000 each, with one collateralized by the Company's Phoenix, Arizona land and the other collateralized by the Company's Longwood, Florida land. On February 12, 2003 the Company amended the terms of the Notes as follows: First, the Company made a $700,000 principal payment on the Notes by
(a) paying $200,000 in cash; (b) conveying to an affiliate of LLP title to the Company's undeveloped land in Ohio in return for a $200,000 reduction in the principal of the Notes and (c) conveying to an affiliate of LLP title to the Company's undeveloped land in Arizona in return for a $300,000 reduction in the principal of the Notes (the Company was released from the portion of the Notes collateralized by the Arizona land.) Second, the Company and LLP amended the terms of the Notes (other than the portion of the Notes collateralized by the land in Longwood, Florida (the "Florida Note")) by reducing the interest rate from 13% to 10% and extending the maturity date until February 2006. Third, the Company and LLP amended the Florida Note by: (a) reducing the interest rate from 13% to 10%; (b) extending the maturity date such that principal is due and payable in quarterly installments of $50,000 with the first installment due on July 1, 2004; (c) providing that interest only shall be payable in monthly installments until the date on which the final principal payment is paid and (d) providing that if the Company establishes legal access to its Florida land at any time prior to July 1, 2004, then the Company shall, at its option, either (1) pay an amount equal to all remaining outstanding principal and interest or (2) convey title to the land in Longwood to LLP as payment in full of the $300,000 Florida Note. As a result of these transactions, the remaining principal amount due on the Notes is $1,233,000 as of March 31, 2003.

      Interest expense was $234,000, $251,000 and $251,000, respectively, for the fiscal years ended March 31, 2003, 2002 and 2001.

      The combined approximate average amount of borrowings on the Notes during the year ended March 31, 2003 was $1,846,000. The combined maximum amount of borrowings outstanding under the Notes was $1,933,000, and the balance of the notes at March 31, 2003 was $1,233,000. The carrying value of the Notes approximate their fair value at March 31, 2003.

      On May 21, 1998, Associates entered into a loan with a commercial lender to purchase the Hotel (the "Hotel Loan"). The loan proceeds were $18,500,000, and the Hotel serves as collateral for the loan. The loan is for a term of 25 years at a fixed rate of 7.39%. Principal and interest payments are approximately $135,000 per month beginning July 1, 1998. Per the loan agreement, principal and interest payments may increase after July 1, 2008 based on certain terms per the agreement. In addition, Associates is required to make insurance, taxes and repair escrow payments each month. The total amount for these items is approximately $55,000 per month and is subject to adjustment annually. The escrow funds are used for property tax assessments, insurance and repairs and maintenance as the need arises. The repairs and maintenance funds are also being used to fund the Plan described in Note 3. As of March 31, 2003 and 2002, the balance of the loan was approximately $17,164,000 and $17,501,000, respectively. The balance of the escrow funds was approximately $344,000 and $552,000 at March 31, 2003 and 2002, respectively, and is recorded in other current assets. Interest expense for the fiscal years ended March 31, 2003, 2002 and 2001 was approximately $1,318,000, $1,296,000 and $ -0-, respectively.

      The approximate average amount of borrowings on the Hotel loan during the fiscal year ended March 31, 2003 was $17,321,000. The maximum amount of borrowings outstanding under this loan during that period was $17,501,000. The fair value of the loan was approximately $17,164,000 at March 31, 2003.

      On June 2, 1998, Associates, in conjunction with the purchase of the Hotel, entered into a promissory note with LLC in the amount of $3,623,690 and the promissory note is collateralized by the ownership interest in Associates (the "LLC Loan"). The LLC

Loan is for a term of ten years at a fixed rate of 13% (the rate changed to 10% effective February 12, 2003- see discussion above). Principal and interest payments are payable in monthly installments equal to the monthly net revenue of Associates for each month. As of March 31, 2003 and 2002, the balance of the promissory note was approximately $3,655,000 and $3,496,000, respectively. Interest expense for the fiscal year ended March 31, 2003, 2002 and 2001 was approximately $446,000, $437,000 and $406,000, respectively.

      The approximate average amount of borrowings on the LLC Loan during the year ended March 31, 2003 was $3,480,000. The maximum amount of borrowings outstanding under this note was $3,655,000. The carrying value of the note approximates its fair value at March 31, 2003.

      Maturities of long-term debt as of March 31, 2003 during the Company's next five fiscal years are as follows:

            For the Fiscal Year Ended March 31,
                      2004                $    367,000
                      2005                     395,000
                      2006                   1,658,000
                      2007                     457,000
                      2008                     492,000
                      Thereafter            18,683,000
                                           -----------
                      Total                $22,052,000
                                           ===========

5.    Income Taxes

The provision for income taxes are summarized as follows:

                             For the Fiscal Year Ended
                        ---------------------------------
                        March 31,   March 31,   March 31,
                          2003        2002        2001
                        ---------------------------------

Current:
   Federal                 $--         $--         $70
   State                    --          --          --
                        ---------------------------------
Total current               --          --          70

Deferred:
   Federal                  --          --          --
   State                    --          --          --
                        ---------------------------------
Total deferred              --          --          --
                        ---------------------------------
Total                      $--         $--         $70
                        =================================

The following is a reconciliation of the federal statutory rate to the Company's effective rate:

(000's omitted)

                                                   For the Fiscal
                                                     Year Ended
                                      -----------------------------------------
                                      March 31,       March 31,       March 31,
                                        2003            2002            2001
                                      -----------------------------------------

Tax at statutory rate                  $(499)          $(329)          $  10
State taxes, net of
  federal benefit                        (53)            (31)              1
Permanent items                           --            (124)              2
Valuation reserve/other                  552             503             (13)
Other                                     --             (19)             70
                                       -------------------------------------
                                       $  --           $  --           $  70
                                       =====================================

The tax effects of deferred tax assets and liabilities are as follows:

(000's omitted)

                                 March 31, 2003      March 31, 2002
                                 --------------      --------------
Allowance for Possible
   Losses - Impairments                 $ 2,327             $ 2,165
Excess of Book over Tax
   Depreciation                             168                 229
Pension Expenses                            318                 318
Other                                       223                 181
Excess of Book over Tax
   Basis, Income from LLC                   458                 311

Tax Loss Carryforwards                    5,986               6,643
                                -----------------------------------
          Gross Deferred Tax
             Assets                       9,480               9,847
                                -----------------------------------
Excess of Book over Tax
   Basis, Income from LLC                  (215)               (127)

Loan Amortization                            --                 (38)
Other                                        --                 (60)
                                -----------------------------------
          Gross Deferred Tax
             Liabilities                   (215)               (225)
                                -----------------------------------
Deferred Tax Assets
   Valuation Allowance                   (9,265)             (9,622)
                                -----------------------------------
                                        $     0             $     0
                                ===================================

      For financial reporting purposes, a valuation allowance has been recognized at March 31, 2003 and 2002 to reduce the net deferred income tax assets to zero. The net change in the valuation allowance for deferred tax assets in the fiscal years ended March 31, 2003 and 2002 was a decrease of $357,000 and an increase of $1,496,000, respectively. These changes resulted primarily from changes in the Company's deferred tax assets relating to the federal and state net operating loss carryforwards.

      On March 31, 2003, the Company has federal net operating loss carryforwards for income tax purposes of approximately $14,092,000, that will begin to expire in tax year 2005. In January 2000, the Company had an ownership change as defined in Section 382 of the Internal Revenue Code. As such, the net operating loss available to offset future income is limited. The amount of net operating loss available in any year may increase if certain assets are sold.

6.    Shareholders' Equity (Deficit)

Common and Preferred Stock -

      There are currently 5,000,000 shares of common stock authorized, of which 2,513,257 are outstanding, of which approximately 66% is owned by Fountainhead. In addition, Fountainhead owns 450,000 shares of convertible preferred stock such that Fountainhead has beneficial ownership of approximately 78% of the Company.

      There are currently 1,000,000 authorized shares of the Company's Series A Convertible Preferred Stock and 450,000 shares issued and outstanding. The preferred stock is redeemable by the Company at $8.00 per share and accrues dividends at a rate of $0.40 per share annually for the first two years and at a rate of $0.80 per share annually thereafter. Dividends are payable quarterly commencing on November 1, 1994. Each share of the preferred stock is convertible into three shares of the Company's common stock effective August 16, 1996 and is subject to certain anti-dilution adjustments. As of March 31, 2003, no shares have been converted. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of preferred stock shall be entitled to receive $8.00 per share of preferred stock plus all dividends not previously declared and unpaid thereon. As of March 31, 2003 and 2002, there are $1,470,000 and $1,110,000, respectively, of dividends in arrears owed to Fountainhead.

      Pursuant to the terms of the Stipulation of Settlement (See Note 3), upon the settlement becoming final, the Convertible Preferred Stock will be cancelled in return for 1,350,000 shares of the Company's Common Stock and the dividend arrearages will be cancelled.

Loss Per Share -

The following table sets forth the computation of basic and diluted loss per share:

                                                      For the Fiscal Year Ended
                                            March 31,          March 31,         March 31,
                                              2003               2002              2001
                                          --------------------------------------------------
Net loss                                   (1,467,000)        (1,268,000)           (40,000)
Less undeclared preferred dividends          (360,000)          (360,000)          (360,000)
                                          --------------------------------------------------
Net loss applicable to
   common shareholders                    $(1,827,000)       $(1,628,000)       $  (400,000)
Weighted average shares outstanding
  -basic and diluted                      $ 2,513,000        $ 2,513,000        $ 2,513,000
                                          ==================================================
Basic and diluted loss per
   common share                           $     (0.73)       $     (0.65)       $     (0.16)
                                          ==================================================

      The effect of the Company's stock options and convertible securities was excluded from the computations for the twelve months ended March 31, 2003, 2002 and 2001, as they are antidilutive. Accordingly, for the periods presented, diluted net loss per share is the same as basic net loss per share.

1993 Stock Option Plan -

      On June 13, 2000, 25,000 additional grants were issued to a director at an exercise price of $2.25, which was no less than the fair market value at the date of the grant. These options vest immediately and expire five years after the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. As of March 31, 2003, the 25,000 options were cancelled due to the director's termination of employment.

      On July 1, 2000, 258,500 additional grants were issued to key employees at a price of $2.00 per share, which was no less than the fair market value at the date of the grant. Certain employees' options vest over a four-year period in 25% increments while certain others vest over a four-year period with 10% the first year, 25% the second year, 50% the third year and 100% the fourth year. All options granted on July 1, 2000 expire ten years from the date of grant, unless earlier by reason of death, disability, termination of employment, or for other reasons outlined in the Option Plan. As of March 31, 2003, 127,000 options are outstanding with the remaining 131,500 options being cancelled as a result of the holder's termination of employment with the Company.

      The Company's 1993 Stock Option Plan expired on March 30, 2003. The Company anticipates amending the plan to extend the expiration date of the plan.

      Had the Company recorded compensation expense for its stock option plans instead of following the intrinsic value method, the Company's net loss for the fiscal years ended March 31, 2003, 2002 and 2001 would have increased to the pro forma amounts indicated below:

                                   2003        2002        2001
                                 -------     -------     -------

            Net loss:
              As reported        $(1,467)    $(1,268)    $   (40)
              Pro forma           (1,513)     (1,352)       (158)

            Basic and diluted
            loss per common
            share:
              As reported        $ (0.73)    $ (0.65)    $ (0.16)
              Pro forma            (0.75)      (0.68)      (0.21)

The weighted average fair value of options granted estimated on the date of grant using the Black-Scholes model was $1.48 for options granted in 2000. The fair value of the options granted was based on the following assumptions: volatility of 139 percent, dividend yield of 0 percent, risk free interest rate of 6.09 percent for options granted on July 1, 2000 and 6.49 percent for options granted on June 13, 2000, and a forfeiture rate of 0 percent. No options were granted during the years ended March 31, 2003 and 2002.

7.    Related Party Transactions-

      As of March 31, 2003, the Company has management agreements with Chateau Elan Georgia, Chateau Elan Sebring, St. Andrews, Scotland and Diablo Grande Resort ("Diablo"). Each of these properties is owned by Fountainhead. In October 2002, the Company amended the terms of the management agreements between the Company and Fountainhead for the management of St. Andrews and Sebring. In exchange for five year agreements, the Company agreed to pay Fountainhead $575,000. Fountainhead was paid $400,000 in cash and the remaining sum of $175,000 was deducted from monthly fees due to the Company for the management of the St. Andrews property. The Company is amortizing the $575,000 fee over the life of the management agreement.

      For the year ended March 31, 2003, the combined management and accounting fees for these Fountainhead hotels were approximately $1,008,000, including $644,000 relating to Chateau Elan Georgia, $62,000 relating to Sebring, $273,000 relating to St. Andrews and $29,000 relating to Diablo. The management and development fees from these Fountainhead properties represent approximately 90% of the Company's total management fee revenue for the year ended March 31, 2003. For the year ended March 31, 2002, the combined management and development fees for these Fountainhead hotels were approximately $858,000, including $645,000 relating to Chateau Elan Georgia, $70,000 relating to Sebring and $143,000 relating to St. Andrews. The management and development fees from these Fountainhead properties represent approximately 55% of the Company's total management fee revenue for the year ended March 31, 2002. For the year ended March 31, 2001, the Company earned management fees of approximately $973,000 and $60,000 for Chateau Elan Georgia and Sebring, respectively. The combined management and development fees for these Fountainhead hotels were approximately $1,123,000 and represented 44% of the total management fee revenue for the fiscal year ended March 31, 2001. The Company also manages the Lodge at Chateau Elan, a hotel owned jointly by the Company's Chairman and the Company's President. The Company received management fees of approximately $24,000, $23,000 and $23,000 from the Lodge at Chateau Elan for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

      The Company President's compensation is paid by Fountainhead and reimbursed by the Company through monthly deductions in management fees earned. As of March 31, 2003, approximately $156,000 of accrued compensation was recorded and is included in payables to affiliates.

      In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays and is reimbursed by Fountainhead for these expenditures. As of March 31, 2003, Fountainhead owed the Company approximately $188,000 of unpaid management fees and $156,000 for unreimbursed expenses, which represents 33% and 25% of the Company's total receivables, respectively. In addition, Fountainhead incurs various expenses on behalf of the Company. As of March 31, 2003, the Company owed Fountainhead $105,000 for such expenses.

      For the year ended March 31, 2003, 2002 and 2001, the Company was charged approximately $29,000, $42,000 and $40,000, respectively, for salary related to the Human Resources Director of Chateau Elan Georgia. The Company does not have a full-time Human Resources Director and utilizes Chateau Elan Georgia's part-time. Chateau Elan Georgia deducts a portion of the Human Resources Director's salary from the monthly management fees owed to the Company. The Company's former Director of Marketing and former Director of Accounting and Finance also provided services to Chateau Elan Georgia and, as a result, for the fiscal years ended March 31, 2003 and 2002, Chateau Elan Georgia reimbursed the Company $48,000 and $56,000 for such services, respectively.

      Until September 2002, the Company leased its office space for $3,984 per month from Nanco Co., which is owned by one of the Company's directors. A portion of the office space was used by Chateau Elan Marketing in return for a payment of $1,992 per month to the Company. The Company no longer leases this space.

8.    Supplemental Retirement and Death Benefit Plan

      The Company implemented a non-qualified Supplemental Retirement and Death Benefit Plan with an effective date of January 1, 1987 (the "Retirement Plan"). The Retirement Plan supplements other retirement plans and also provided pre-retirement death benefits to participants' beneficiaries.

      On January 11, 2000, the Retirement Plan's only participant waived all of his rights under or benefits accrued pursuant to the Retirement Plan, except that he shall have the right to receive $55,000 per year for 15 years beginning at the age of 65. The gain from the decreased benefit obligation is approximately $374,000 and is being amortized over the remaining period of this obligation. The Company has recorded a total pension liability of approximately $845,000 as of March 31, 2003, including the curtailment gain.

9.    Investments in Unconsolidated Hotel Entities

Ridgewood Georgia, Inc.

      In April 2001, Ridgewood Georgia, Inc., a Georgia corporation ("Ridgewood Georgia") and a wholly-owned subsidiary of the Company, entered into that certain Assignment and Assumption Agreement (the "Assignment Agreement") with RW Hotel Investment Associates, L.L.C., a Delaware limited liability company ("Transferor"), pursuant to which Transferor assigned to Ridgewood Georgia Transferor's 99% membership interest in RW Louisville Hotel Investors, L.L.C., a Delaware limited liability company ("RW Hotel Investors"). As a result, Ridgewood Georgia, which previously owned the remaining 1% membership interest in RW Hotel Investors, owns 100% of the membership interests in RW Hotel Investors (the "Membership Interests").

      RW Hotel Investors, in turn, owns 99% of Associates, which owns the Louisville Hotel. The remaining 1% interest in Associates is owned by RW Hurstbourne Hotel, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Therefore, as a result of the Assignment Agreement, the Company became the indirect owner of 100% of the membership interests of Associates.

      During the year ended March 31, 2001, the Partnership received management fees of approximately $202,000 from properties the Partnership had previously owned. These management agreements were terminated in September 2001. As of March 31, 2003, the Company's recorded value of its investment in the Partnership was $0. The Partnership conducts no business.

Houston Hotel, LLC

      On December 9, 1997, Houston Hotel, LLC ("Houston Hotel") was organized as a limited liability company under the laws of the State of Delaware. The Houston Hotel was organized solely for the purpose of owning and managing the Hampton Inn Galleria in Houston, Texas. The Company contributed approximately $316,000 into Houston Hotel representing a 10% interest, and the other 90% interest was owned by Houston Hotel, Inc., a Nevada corporation. On September 30, 1999 the Company transferred its 10% ownership in Houston Hotel, LLC for additional equity in the LLC (see Note 3).

      A Property Management Agreement existed between the Houston Hotel and the Company as property manager for the purpose of managing the hotel. In connection with the management agreement, the Company received management fees totaling approximately $87,000 for the year ended March 31, 2001. The Company's Property Management Agreement with the Houston Hotel was terminated during the fiscal year ended March 31, 2001.

Louisville Hotel Associates LLC

      As described in Note 3, the Company consolidates the assets and liabilities of Associates, which includes the Hotel, a Holiday Inn located in the Louisville, Kentucky area. In April 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates and began to consolidate the Hotel's operations into the Company's consolidated financial statements. The membership interests are pledged as security for a $3,623,690 loan made by the LLC. The membership interests are also subject to an option pursuant to which the LLC has the right to acquire the membership interests for nominal value. Pursuant to the terms of the loan, all revenues (including proceeds from sale or refinancing) of Associates are required to be paid to the LLC until principal and interest on the loan are paid in full. All income or loss allocated by the LLC to the Company is based upon the formula for Distributed Cash.

      Distributable Cash is defined as the net cash realized from operations but after payment of management fees, principal and interest, capital improvements and other such retentions as the managing member determines to be necessary. Pursuant to the Operating Agreement, distributions of distributable cash from the LLC shall be made as follows:

o First, to the Company in an amount equal to the cumulative interest paid on the Notes. The Company uses these funds to pay LLP interest on the Notes.

o Second, a 13% preferred return (which was reduced to 10% as of February 2003 - see Note 3) to LLP on their original $3,061,000 investment.

o Third, a 13% preferred return (which was reduced to 10% as of February 2003 - see Note 3) to the Company on its capital contribution of $1,207,000.

o     Fourth, 80% to the Company and 20% to LLP.

Cash from a sale or refinancing would be distributed as follows:

o First, to the Company in an amount equal to the cumulative interest paid on the Notes.

o Second, to the Company in an amount equal to the original principal amount of the Notes.

o Third, to LLP until it has received aggregate distributions in an amount equal to its 13% preferred return (which was reduced to 10% as of February 2003- see Note 3)

o     Fourth, to LLP until its net capital contribution is reduced to zero.

o Fifth, to the Company until it has received an amount equal to its 13% preferred return (which was reduced to 10% as of February 2003 - see Note
      3).

o Sixth, to the Company until its net capital contribution is reduced to zero.

o     Thereafter, 20% to LLP and 80% to the Company.

      As a result, the LLC has all of the economic interest in the Hotel. In accordance with EITF 96-16 "Investor's accounting for an investee when the investor has a majority of the voting interest but the minority shareholder or shareholders have certain approval or veto rights", the LLC is not consolidated in the accompanying financial statements as the minority member has kept substantial participation rights in this entity.

      In March 2001, in light of the deterioration of market conditions affecting the hotel industry and due to a further decrease in the operating performance of the Hotel, management of the Company concluded that their economic ownership interest in the LLC had been totally impaired and the carrying value of the investment was reduced to zero.

      The Company maintains a management agreement with the Hotel and received management fees totaling approximately $222,000, $225,000 and $258,000 for the years ended March 31, 2003, 2002 and 2001, respectively. Management fees earned in fiscal year 2003 and 2002 were eliminated as the Hotel was consolidated into the Company's financial statement effective April 1, 2001.

      The unaudited combined balance sheet and statement of operations of the unconsolidated entities are as follows:

COMBINED UNCONSOLIDATED ENTITY
CONDENSED BALANCE SHEET
UNAUDITED
(000's omitted)

                                       March 31,       March 31,       March 31,
                                         2003            2002            2001
                                       -----------------------------------------
Current assets                         $  4,742        $  4,217        $  1,423
Property and equipment, net                  --              --          20,067
Intangible assets, net                       --              --             209
                                       ----------------------------------------
   Total Assets                        $  4,742        $  4,217        $ 21,699
                                       ========================================

Current Liabilities                         551             274             594
Long-term debt                               --              --          21,415
                                       ----------------------------------------
   Total Liabilities                        551             274          22,009

Capital (deficit), net                    4,191           3,943            (310)
                                       ----------------------------------------

   Total Liabilities and Capital       $  4,742        $  4,217        $ 21,699
                                       ========================================

COMBINED UNCONSOLIDATED ENTITIES
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED
(000's omitted)

                                                 For the Fiscal Year Ended
                                       March 31,       March 31,       March 31,
                                         2003            2002            2001
                                       -----------------------------------------
OPERATIONS:
   Revenues                            $    760        $    677        $  8,598
   Operating expenses                        --              --           6,074
                                       ----------------------------------------
      Income from operations                760             677           2,524
                                       ----------------------------------------

Interest expense                             --              --           1,690
Depreciation/amortization                    --              --             972

NET INCOME (LOSS)                      $    760        $    677        $   (138)
                                       ========================================

10.   Employee Savings Plan

      The Ridgewood Hotels Employee Savings Plan ("Savings Plan") is a savings and salary deferral plan that is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. The Savings Plan includes all employees of the Company who have completed one year of service and have attained age twenty-one.

      Each participant in the Savings Plan may elect to reduce his or her compensation by any percentage, not to exceed 15% of compensation when combined with any employer contributions made on behalf of the participant, and have such amount contributed to his or her account under the Savings Plan. Employer contributions are made prior to the withholding of income taxes on such amounts.

      Effective January 1, 2000, the Savings Plan was amended to provide for an employer matching contribution in an amount equal to 100% of the first 3% of pay that an employee contributes to the Plan and an amount equal to 50% of the next 2% of pay that an employee contributes to the Plan. In no event shall such employer matching contributions exceed 4% of the participant's compensation. In addition, the Board of Directors of the Company is authorized to make discretionary contributions to the Savings Plan out of the Company's current or accumulated profits. Discretionary Contributions are allocated among those participants who complete at least 1,000 hours of service during the plan year and are employed by the Company on the last day of the plan year. Employees are subject to a seven-year graduated vesting schedule with respect to all employer contributions.

      Distributions from the Savings Plan will generally be available upon or shortly following a participant's termination of employment with the Company, with additional rights with respect to Voluntary Contributions.

      Expenses for the Savings Plan were approximately $18,000, $19,000 and $21,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

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

12.   Segment and Related Information

      The Company operates in two reportable business segments: hotel operations and hotel management services. The Company's current hotel operations segment consists solely of a 271 room hotel it owns in Louisville, Kentucky. The Company's hotel management services segment currently consists of four managed hotels, excluding the operating hotel described above. Three of these hotels are owned by Fountainhead, and another is owned jointly by the Company's Chairman and President. The remaining hotel is managed for an independent third party.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The Company evaluates the performance of its operating segments based upon net operating income, which is defined as income before income taxes, nonrecurring items, interest income, interest expense, gains on sales of property and other non-operating income.

Summarized financial information concerning the Company's reportable segments is shown in the following table ($000's omitted):

                                                                        Hotel
                                                      Hotel          Management
                                                   Operations         Services
                                                   ----------        ----------

Fiscal Year ended March 31, 2003

Revenues from operating hotel                       $  7,496          $    --
Hotel management revenue                                  --            1,114
Depreciation and amortization                            978              513
Net operating income (loss)                            1,224             (919)
Total assets                                        $ 20,922          $ 2,707

The following table provides a reconciliation of total segment net operating income to the Company's reported loss ($000's omitted):

Fiscal Year ended March 31, 2003

Total segment net operating income                  $    305
Loss on sales of land                                    (18)
Interest expense                                      (1,998)
Other non-operating income                               244
                                                    --------
Net loss                                            $ (1,467)
                                                    ========

                                                                       Hotel
                                                      Hotel          Management
                                                   Operations         Services
                                                   ----------        ----------
Fiscal Year ended March 31, 2002

Revenues from operating hotel                        $  7,504         $    --
Hotel management revenue                                   --           1,563
Depreciation and amortization                             874             518
Net operating income (loss)                             1,148            (895)
Total assets                                         $ 21,204         $ 4,389

The following table provides a reconciliation of total segment net operating income to the Company's reported loss ($000's omitted):

Fiscal Year ended March 31, 2002

Total segment net operating income                   $    253
Gains on sales of land                                     92
Interest expense                                       (1,984)
Other non-operating income                                371
                                                     --------
Net loss                                             $ (1,268)
                                                     ========

Fountainhead accounts for 90% of the total hotel management services revenue for the year ended March 31, 2003.

13.   Going Concern Considerations

      The Company's recurring losses, negative working capital, and negative operating cash flows raise substantial doubt about the Company's ability to continue as a going concern. The Company is continuing its efforts to return to profitability by continuing (i) to seek new opportunities to manage resort properties, (ii) to take steps to reduce costs (including administrative costs) and (iii) its efforts to increase the revenue at existing properties managed by the Company. In the event the Company is unable to return to profitability, it may be unable to satisfy its obligations and will consider all available alternatives including the possibility of selling the Company assets.

14.   Subsequent Events

      As of July 3, 2003, the Settlement discussed in Note 3 was completed. The Company has received the $1,770,000 of settlement proceeds, the shares of Series A Convertible Preferred Stock have been submitted to the Company in exchange for 1,350,000 shares of the Company's common stock, the dividend arrearages with respect to the Series A Convertible Preferred Stock have been cancelled and Mr. Walden has transferred 32,000 shares of the Company's common stock to the Company.

                                                                    SCHEDULE III
                                                                     Page 1 of 3

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2003
                                 (000's Omitted)

                                              Cost Capitalized               Gross Amount at Which
                           Initial Cost         Subsequent to              Carried at March 31, 2003
                            to Company           Acquisition                       (A)(B)(D)
               -------  ------------------   -------------------   -------------------------------------------
                                  Building                                    Building               Accumu-
               Encum-               and                                         and                   lated      Date of
               brances            Improve-   Improve-   Carrying              Improve-               Deprecia-  Construc-     Date
Description     (E)      Land       ments      ments      Costs     Land        ments      Total     tion (C)      tion     Acquired
-----------    -------  -------   --------   --------   --------   -------    --------    -------    ---------  ---------   --------
Land-

   Texas            --    5,338         --          2        --      3,582           2      3,584          --         --     Dec-85

   Florida       1,233      516         --         10        --        225          10        235          --         --     Oct-85

   Florida          --       --         --         --        --         --          --         --          --         --     Jul-88
               -------  -------    -------    -------     -----    -------     -------    -------     -------

    Subtotal   $ 1,233  $ 5,854    $    --    $    12     $  --    $ 3,807     $    12    $ 3,819     $    --
               =======  =======    =======    =======     =====    =======     =======    =======     =======

Hotel-

  Kentucky     $17,501  $ 2,400    $18,469    $   726     $  --    $ 2,400     $19,195    $21,595     $ 1,749         --     Apr-01
               -------  -------    -------    -------     -----    -------     -------    -------     -------

       Total   $18,734  $ 8,254    $18,469    $   738     $  --    $ 6,207     $19,207    $25,414     $ 1,749
               =======  =======    =======    =======     =====    =======     =======    =======     =======

                                                                    SCHEDULE III
                                                                     Page 2 of 2

      (A) As discussed in Note 1 to the "Notes to Consolidated Financial Statements," real estate held for investment is carried at cost and real estate held for sale is carried at the lower of cost or fair value less costs to sell. At March 31, 2003, the amount of the allowance for possible losses was approximately $2,984,000, which related to land held for sale.

      (B)   Reconciliation of real estate properties (000's omitted):

                                                            For the Year
                      For the Year       For the Year          Ended
                     Ended 3/31/03      Ended 3/31/02         3/31/01
                     -------------      -------------       ------------
Balance,
   Beginning            $25,398            $ 4,555            $ 8,086
   of period
Additions
  During the
   Period:                  726
Acquisitions                               20,878
Capitalized
   Costs

Deductions
   during
    the
   period:
Real estate
   sold or
   assets
   retired
   (on which
   financing
   was pro-
   vided by
   the
   Company
    in
    certain
    cases)                  710                 35              3,531
                        =======            =======            =======
Balance,
   end of
   period               $25,414            $25,398            $ 4,555
                        =======            =======            =======

      (C) Operating properties and any related improvements are being depreciated by the "straight line" method over the estimated useful lives of such assets, which are generally 30 years for buildings and 5 years for furniture and fixtures.

Reconciliation of accumulated depreciation (000's omitted):

                                                            For the Year
                      For the Year       For the Year          Ended
                     Ended 3/31/03      Ended 3/31/02         3/31/01
                     -------------      -------------       ------------
Balance,
   Beginning            $   820            $     0            $ 1,855
   of period
Additions
   during the               929                820                 --
   period
Depreciation
   associated
   with assets
   sold or                                                      1,855
   retired
                     ------------------------------------------------
Balance, end
   of period            $ 1,749            $   820            $     0
                     ================================================

      (D) The aggregate cost for federal income tax purposes is approximately $26,345,000 at March 31, 2003.

      (E) This parcel of land cross-collateralizes two notes totaling $1,233,000 that the Company is obligated to pay by February 2006 in conjunction with the Company's ownership of a hotel in Louisville, Kentucky.