Form 10QSB
period 2003-06-30
RIDGEWOOD HOTELS INC
filed 2003-08-18
CIK 783728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-14019

                             Ridgewood Hotels, Inc.
        (Exact Name of Small Business Issuer as specified in its Charter)

              Delaware                                58-1656330
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                               100 Rue Charlemagne
                            Braselton, Georgia 30517
                    (Address of principal executive offices)

                                 (678) 425-0900
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Common stock, par value $.01 per share - 2,513,257 shares outstanding at June 30, 2003.

Transitional Small Business Disclosure Format  (check one:)

Yes |_| No |X|

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

                             RIDGEWOOD HOTELS, INC.
                    Index to Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2003

                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements                                              Page

        Consolidated Balance Sheet as of June 30, 2003................     3

        Consolidated Statements of Operations for the Three
        Months Ended June 30, 2003 and 2002...........................     5

        Consolidated Statements of Cash Flows for the Three
        Months Ended June 30, 2003 and 2002...........................     6

        Notes to Consolidated Financial Statements....................     7

Item 2  Managements' Discussion and Analysis or Plan of Operation.....    12

Item 3  Controls and Procedures.......................................    16

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings.............................................    17

Item 2  Changes in Securities and Use of Proceeds.....................    18

Item 6  Exhibits and Reports on Form 8-K..............................    18

Signatures............................................................    20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2003
($000's omitted, except share and per share data)
(Unaudited)

Assets:

Current assets:
   Cash                                                                 $ 1,188
   Receivables from affiliates                                              204
   Other operating receivables, net of allowance for
      doubtful accounts of $216                                             385
   Other current assets                                                   1,274
                                                                        -------
   Total current assets                                                   3,051

Real estate properties and equipment:
   Real estate property and equipment
      Operating property and equipment, net of accumulated
        depreciation of $1,993                                           19,641
      Land held for sale, net of allowance for possible
        losses of $2,984                                                    836
                                                                        -------

   Total real estate investments, net                                    20,477

Management contracts, net of accumulated amortization
   of $1,440                                                              1,385

Other assets, net
                                                                            200
                                                                        -------
                                                                        $25,113
                                                                        =======

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2003
($000's omitted, except share and per share data)
(Unaudited)

Liabilities:

Current liabilities:
 Current maturities of long-term debt                                  $    406
 Accounts payable                                                           638
 Payables to affiliates                                                     287
 Accrued salaries, bonuses and other compensation                           213
 Accrued legal and audit expense                                             89
 Accrued liabilities                                                      2,003
                                                                       --------
 Total current liabilities                                                3,636

Accrued pension liability                                                   840
Long-term debt                                                           21,621
                                                                       --------
 Total liabilities                                                       26,097
                                                                       --------

Commitments and contingencies:

Shareholders' Deficit:
 Series A convertible cumulative preferred
  stock, $1 par value, 1,000,000 shares authorized,
  450,000 shares issued and outstanding (liquidation)
  preference of $4,800,000 and $4,710,000, respectively                     450
 Common stock, $0.01 par value, 5,000,000 shares
  authorized, 2,513,257 shares issued and outstanding                        25
 Paid-in surplus                                                         17,796
 Accumulated deficit                                                    (19,255)
                                                                       --------
  Total shareholders' deficit                                              (984)
                                                                       --------
                                                                       $ 25,113
                                                                       ========

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
($000's omitted, except share and per share data)
(Unaudited)

                                                      For the Three Months Ended
                                                        June 30,        June 30,
                                                         2003            2002
                                                      -------------------------
Revenues:
  Revenues from wholly-
   owned hotel operations                               $ 1,924         $ 2,114
  Revenues from hotel management-
   Related party                                            317             285
   Other                                                      6              32
  Sales of real estate properties                            --              50
  Equity in net income
   of unconsolidated entities                                31              63
  Interest income                                            --               5
                                                        -----------------------
                                                          2,278           2,549
Costs and expenses:
  Expenses of wholly-
   owned hotel operations                                 1,285           1,433
  Depreciation and amortization                             396             388
  Interest expense                                          442             507
  General, administrative
   and other                                                229             316
  Impairment loss of land held for sale                      --              67
                                                        -----------------------
                                                          2,352           2,711
                                                        -----------------------
Loss before taxes                                           (74)           (162)
Income taxes                                                 --              --
                                                        -----------------------
Net loss                                                    (74)           (162)
Unaccrued preferred dividends                                --             (90)
                                                        -----------------------
Net loss applicable to
  common shareholders                                   $   (74)        $  (252)
                                                        -----------------------
Basic and diluted loss per
  common share                                          $ (0.03)        $ (0.10)
                                                        =======================

The accompanying notes are an integral part of the consolidated financial statements.

RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
($000's omitted)
(Unaudited)

                                                                        For the Three Months Ended
                                                                        June 30,          June 30,
                                                                          2003              2002
                                                                        --------------------------
Cash flows from operating activities:
 Net loss                                                               $   (74)           $  (162)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                           396                388
    Provision for doubtful accounts                                          --                 41
    Gain from sale of real estate properties                                 --                (50)
    Increase in receivables from affiliates                                 (16)              (152)
    (Decrease) increase in payables to affiliates                           (36)                40
    (Increase) decrease in other operating receivables                      (11)                27
    (Increase) decrease in other assets                                      56                166
    Decrease (increase) in accounts payable and accrued liabilities        (151)                47
                                                                        --------------------------
    Total adjustments                                                       238                507
                                                                        --------------------------
    Net cash provided by operating activities                               164                345
                                                                        --------------------------

Cash flows from investing activities:
 Proceeds from sale of real estate                                           --                 50
 Additions to real estate properties                                        (40)              (259)
                                                                        --------------------------
    Net cash used in investing activities                                   (40)              (209)
                                                                        --------------------------

Cash flows from financing activities:
 Repayments of debt                                                         (86)               (85)
 Proceeds from shareholder settlement                                     1,000                 --
 Increase in mezzanine loan                                                  61                 --
                                                                        --------------------------
    Net cash provided by (used in) financing activities                     975                (85)
                                                                        --------------------------


 Net increase in cash                                                     1,099                 51

Cash at beginning of period                                                  89              1,150
                                                                        --------------------------
Cash at end of period                                                   $ 1,188            $ 1,201
                                                                        ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                     RIDGEWOOD HOTELS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

1.    BASIS OF PRESENTATION:

      The accompanying consolidated financial statements are unaudited and should be read in conjunction with the Ridgewood Hotel, Inc.'s (the "Company") Annual Report on Form 10K for the fiscal year ended March 31, 2003. The consolidated financial statements include the accounts of the Company, the Holiday Inn located in Louisville, Kentucky (the "Louisville Hotel"), which is owned through the Company's wholly-owned subsidiary, RW Louisville Hotel Associates, LLC ("Associates"), and Louisville Hotel, LLC ("LLC"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods covered by this report. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2004.

2.    LAND HELD FOR SALE:

      The Company determined that the undeveloped land in Dallas, Texas and Longwood, Florida, met the criteria of a qualifying disposition in accordance with SFAS No. 144. The Company has recorded the carrying amount of the land as land held for sale in the accompanying balance sheet. The land is expected to be sold during the fiscal year ending March 31, 2004.

3.    RELATED PARTY TRANSACTIONS:

      The Company is party to management agreements with Fountainhead Development Corporation ("Fountainhead"), to provide management services at the following Fountainhead properties: Chateau Elan Georgia ("Chateau Elan"), Chateau Elan Sebring ("Sebring") St. Andrews Bay Scotland ("St. Andrews") and Diablo Grande Resort ("Diablo"). Fountainhead Holdings, Inc., which is under common control with Fountainhead, owns approximately 78% of the outstanding capital stock of the Company. For the three months ended June 30, 2003, the Company earned management fees of approximately $163,000, $17,000, $110,000 and $19,000 for Chateau Elan, Sebring, St. Andrews and Diablo, respectively. For the three months ended June 30, 2002, the Company earned management fees of approximately $195,000, $17,000, $66,000 and $-0- for Chateau Elan, Sebring, St. Andrews and Diablo, respectively. Management fees earned from Fountainhead represent 96% and 88% of the total management fee revenue for the three months ended June 30, 2003 and 2002.

      The Company also manages the Holiday Inn Express at Chateau Elan ("Holiday Inn Express"), a hotel located adjacent to Chateau Elan and owned by the Company's Chairman and the Company's President. The Company received management fees of approximately $8,000 and $7,000 from the Holiday Inn Express for the three months ended June 30, 2003 and 2002, respectively.

      In the normal course of its business of managing hotels, the Company may incur various expenses on behalf of Fountainhead or its subsidiaries that the Company pays and is reimbursed by Fountainhead. As of June 30, 2003 and 2002, Fountainhead owed the Company approximately $204,000 and $308,000, respectively, for unpaid management fees and expenses, which represents 35% and 41%, respectively, of the Company's total receivables as of June 30, 2003 and 2002.

      The Company utilized Chateau Elan's Human Resource Director ("HR Director") on a part-time basis during fiscal years 2003. In connection with the services provided by the HR Director, the Company was charged approximately $18,000 for the three months ended June 30, 2002.

      The Company's former Director of Marketing and former Director of Accounting and Finance provided services to Chateau Elan during fiscal years 2003. For the three months ended June 30, 2002, Chateau Elan reimbursed the Company approximately $27,000 for such services.

4.    LONG TERM DEBT:

      On September 30, 1999, the Company entered into three promissory notes (the "Notes") in order to purchase additional equity in the LLC. A note in the original principal amount of $1,333,000 collateralized by the Company's ownership interest in the LLC and two other notes in the original principal amount of $300,000 each, with one collateralized by the Company's Phoenix, Arizona land and the other collateralized by the Company's

Longwood, Florida land. On February 12, 2003 the Company amended the terms of the Notes as follows: First, the Company made a $700,000 principal payment on the Notes by (a) paying $200,000 in cash; (b) conveying to an affiliate of Louisville Hotel, LLP ("LLP")(an unrelated company) title to the Company's undeveloped land in Ohio in return for a $200,000 reduction in the principal of the Notes and (c) conveying to an affiliate of LLP title to the Company's undeveloped land in Arizona in return for a $300,000 reduction in the principal of the Notes (the Company was released from the portion of the Notes collateralized by the Arizona land.) Second, the Company and LLP amended the terms of the Notes (other than the portion of the Notes collateralized by the land in Longwood, Florida (the "Florida Note")) by reducing the interest rate from 13% to 10% and extending the maturity date until February 2006. Third, the Company and LLP amended the Florida Note by: (a) reducing the interest rate from 13% to 10%; (b) extending the maturity date such that principal is due and payable in quarterly installments of $50,000 with the first installment due on July 1, 2004; (c) providing that interest only shall be payable in monthly installments until the date on which the final principal payment is paid and (d) providing that if the Company establishes legal access to its Florida land at any time prior to July 1, 2004, then the Company shall, at its option, either
(1) pay an amount equal to all remaining outstanding principal and interest or
(2) convey title to the land in Longwood to LLP as payment in full of the $300,00 Florida Note. As a result of these transactions, the remaining principal amount due on the Notes is $1,233,000 as of June 30, 2003. Interest expense was approximately $31,000 and $63,000, respectively, for the three months ended June 30, 2003 and 2002.

      On May 21, 1998, Associates entered into a loan with a commercial lender to purchase the Hotel (the "Hotel Loan"). The loan proceeds were $18,500,000, and the Hotel serves as collateral for the loan. The loan is for a term of 25 years at a fixed rate of 7.39%. Principal and interest payments are approximately $135,000 per month beginning July 1, 1998. Per the loan agreement, principal and interest payments may increase after July 1, 2008 based on certain terms per the agreement. In addition, Associates is required to make insurance, taxes and repair escrow payments each month. The total amount for these items is approximately $55,000 per month and is subject to adjustment annually. The escrow funds are used for property tax assessments, insurance and repairs and maintenance as the need arises. As of June 30, 2003, the balance of the loan was approximately $17,078,000. Interest expense for the three months ended June 30, 2003 and 2002 was approximately $320,000 and $332,000, respectively.

      On June 2, 1998, Associates, in conjunction with the purchase of the Hotel, entered into a promissory note with LLC in the amount of $3,623,690 and the promissory note is collateralized by the ownership interest in Associates (the "LLC Loan"). The LLC Loan was for a term of ten years at a fixed rate of 13%. Principal and interest payments are payable in monthly installments equal to the monthly net revenue of Associates for each month. As of June 30, 2003, the balance of the promissory note was approximately $3,716,000. Interest expense for the three months ended June 30, 2003 and 2002 was approximately $91,000 and $63,000, respectively.

5.    SHAREHOLDERS' INVESTMENT:

                                                   For the Three Months Ended
                                                  June 30, 2003    June 30, 2002
                                                   (Unaudited)       (Unaudited)
                                                  -----------------------------

Net loss                                              (74,000)         (162,000)
Less undeclared preferred dividends                        --           (90,000)
                                                  -----------------------------

Net loss applicable to common
shareholders                                      $   (74,000)      $  (252,000)
Weighted average shares outstanding-
basic                                             $ 2,513,000       $ 2,513,000
                                                  =============================

Basic and diluted loss per common share           $     (0.03)      $     (0.10)
                                                  =============================

      Pursuant to the terms of the Stipulation of Settlement (See Note 6 below), when the settlement became final on June 19, 2003, the Series A Convertible Preferred Stock was agreed to be cancelled in return for 1,350,000 shares of the Company's Common Stock and the dividend arrearages was cancelled (See Note 6 below).

Stock Based Compensation

At June 30, 2003, the Company has one-stock based employee compensation plan. The Company accounts for the plan under the recognition and measusrement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB25"), and related Interpretations. In accordance with APB25, stock-based employee compensation costs are recorded for the excess of fair market value over the exercise price at the date of grant. For the three months ended June, 2003 the Company did not record any stock-based employee compensation costs as no options were issued during the periods.

The following table illustrates the effects on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for all options outstanding.

                                                      Three Months Ended June 30
                                                      --------------------------
                                                        2003             2002
                                                      --------         --------

Net Loss, as reported                                 $    (74)        $   (162)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards                  (14)             (11)
                                                      --------         --------

                                                      $    (88)        $   (173)
                                                      ========         ========

Loss per share:
   Basic and Diluted - as reported                    $  (0.03)        $  (0.10)
                                                      ========         ========
   Basic and Diluted - pro forma                      $  (0.04)        $  (0.10)
                                                      ========         ========

6.    COMMITMENTS AND CONTINGENCIES:

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

      In March 2003, the parties to the Chancery Court Action entered into a Stipulation of Settlement (the "Settlement") pursuant to which the parties have agreed to settle the Chancery Court Action. On March 24, 2003, the Settlement was submitted to the Court for approval and the Settlement was approved by the Court on May 20, 2003 and became final on June 19, 2003. The principal terms of the Settlement provide that:

            (i) Certain of the defendants will pay to Ridgewood the aggregate amount of $1,770,000. Ridgewood has agreed to use $1,645,000 of such funds to make an offer to acquire the shares of Ridgewood's common stock held by its Minority Stockholders (as such term is defined in the Settlement). The defendants in the Chancery Court Action and Ridgewood's majority stockholder, Fountainhead Development, LLC, have agreed that the shares of Ridgewood's common stock held by them will not participate in the offer. As a result, it is estimated that the holder of up to approximately

                  790,457 share of Ridgewood's common stock may be eligible to participate in the offer, which would result in an offer of approximately $2.08 per share for such shares.

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

            In June 2003, the Company received $1,000,000 of the settlement proceeds. Subsequent to June 30, 2003, (i) the Company received the remaining $770,000 of settlement proceeds and has commenced an offer to purchase up to 790,457 shares of its Common Stock at $2.08 per share, (ii) the Company's outstanding Preferred Stock was exchanged for 1,350,000 shares of Common Stock and (iii) the 32,000 shares of common stock held by Mr. Walden were cancelled.

            As of June 30, 2003, $1,000,000 of the settlement proceeds are recorded as cash because such funds were received prior to June 30, 2003 and the remaining $770,000 are recorded as a receivable under the heading in other current assets because such funds were not received until July 3, 2004. The Company has recorded an accrued liability of $1,645,000 to reflect the Company's contractual obligation to make the tender offer with such funds and the remaining $125,000 has been recorded as paid-in-surplus.

7.    GOING CONCERN CONSIDERATIONS:

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

8.    SUBSEQUENT EVENT:

      As discussed in Note 6, as of July 3, 2003, the Company has received the $1,770,000 of settlement proceeds, the shares of Preferred Stock have been submitted to the Company in exchange for 1,350,000 shares of Common Stock, the dividend arrearages with respect to the Preferred Stock have been cancelled and Mr. Walden has transferred 32,000 shares of Common Stock to the Company. On August 5, 2003, the Company commenced the tender offer to all eligible shareholders.

              ITEM 2. MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION

      The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ridgewood Hotels, Inc. and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the Company's consolidated financial statements for the three months ending June 30, 2003.

OVERVIEW

Ridgewood Hotels, Inc., a Delaware corporation (the "Company"), is primarily engaged in the hotel management business. The Company currently manages four mid to luxury hotels containing 671 rooms located in two states and Scotland, including the Chateau Elan Winery & Resort located in Braselton, Georgia ("Chateau Elan"). The Company also owns one hotel that it manages, owns undeveloped land that it holds for sale and manages a golf resort and restaurant.

CRITICAL ACCOUNTING POLICIES

Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

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

Asset Held for Sale

Long-lived assets that meet the criteria of a qualifying disposition in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, are classified separately in the Company's balance sheet and are carried at fair value less costs to sell. The Company currently holds undeveloped land that is expected to be sold during fiscal 2004, as described in Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS --

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002.

Revenues

      Revenues from wholly owned hotel operations decreased approximately $190,000, or 9% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease for the three months ended June 30, 2003 compared to June 30, 2002 was due to lower occupancy and a lower average daily room rate at the hotel in Louisville, Kentucky. Occupancy and room rates have decreased due to a very competitive market in the area.

      Revenues from hotel management are generally based on agreements which provide monthly base management fees, accounting fees, and periodic incentive fees. The base management fees are typically a percentage of total revenue for a managed property, while incentive fees are typically based on net income and/or ownership returns on investment for the managed property. Accounting fees are set monthly fees charged to hotels which utilize centralized accounting services provided by the Company. Revenues from hotel management increased approximately $6,000, or 2% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Revenues from hotel management increased as a result of slightly increased revenues at the managed properties.

      For the three months ended June 30, 2003, the Company earned management fees of approximately $163,000, $15,000, $110,000 and $19,000 for Chateau Elan, Sebring, St. Andrews and Diablo, respectively. Management fees for the three months ended June 30, 2002, were approximately $195,000, $17,000, $66,000 and $-0-, for Chateau Elan, Sebring, St. Andrews and Diablo, respectively. Management fees earned from Fountainhead represent 96% and 88% of the total management fee revenue for the three months ended June 30, 2003 and 2002.

      The Company also manages the Holiday Inn Express, a hotel owned by the Company's Chairman and the Company's President. The Company received management fees of approximately $8,000 and $7,000 from the Holiday Inn Express for the three months ended June 30, 2003 and 2002, respectively.

      Equity in net income of unconsolidated entities of $31,000 and $63,000 for the three months ended June 30, 2003 and 2002, respectively, was received from Louisville Hotel, LLC ("LLC"). This equity is offset, on a dollar for dollar basis, by interest accrued on notes outstanding with Louisville Hotel, LP, and is recorded as interest expense.

Expenses

      Expenses of wholly-owned real estate decreased approximately $148,000, or 10%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decreases were due to normal fluctuations in operating expenses as a result of decreased revenues at the hotel in Louisville, Kentucky.

      Depreciation and amortization expense increased approximately $8,000, or 2%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase was due to the addition of depreciable assets at the hotel in Louisville, Kentucky.

      Interest expense decreased approximately $65,000, or 13% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease was due to the lower interest rate on certain Company promissory notes and principal balance on the loan for the hotel in Louisville, Kentucky.

      General, administration and other expenses decreased approximately $87,000, or 28% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease was due to the Company's continuing overall efforts to manage overhead costs closely. The Company has also eliminated several staff positions and decreased or eliminated various other costs in conjunction with managing fewer hotels.

LIQUIDITY AND CAPITAL RESOURCES -

Approximately $1,000,000 of the Company's cash on hand and accounts receivable of approximately $600,000 at June 30, 2003 is intended to be used to repurchase shares of common stock in accordance with the Stipulation of Settlement. The net amount of approximately $1,600,000 has also been recorded at June 30, 2003 in accrued liabilities.

Louisville Hotel

The Company owns one hotel property located in Louisville, Kentucky (the "Louisville Hotel"), through its subsidiary, RW Louisville Hotel Associates, LLC ("Associates"). As of March 31, 2001, the Company, through its wholly-owned subsidiaries, was the manager of and had a minority ownership interest in Associates. In April 2001, the Company, through its wholly-owned subsidiaries, acquired 100% of the membership interests in Associates. The membership interests are pledged as security for a $3,623,690 loan made by the LLC. The membership interests are also subject to an option pursuant to which the LLC has the right to acquire the membership interests for nominal value. Pursuant to the terms of the loan, all revenues (including proceeds from sale or refinancing) of Associates (after payment of expenses including a management fee to the Company) are required to be paid to the LLC until principal and interest on the loan are paid in full. As a result, the LLC has all of the economic interests in the Louisville Hotel. On September 30, 1999, the Company, which already owned a 10% interest in LLC, acquired an additional interest in the LLC from LLP for $2,500,000. As a result of the transaction, the Company holds an 80% economic interest in the LLC.

      The Company has an 80% ownership interest in and is the Managing Member of the LLC. Louisville Hotel, LLPholds the remaining 20% ownership in LLC. Pursuant to the LLC's Operating Agreement, the Company has the right at any time to exercise the Purchase Option whereby the Company may purchase the remaining interest in the LLC. The Operating Agreement provides that the Option Price for LLP's interest is equal to the sum of (a) LLP's total capital contributions to LLC (approximately $3,100,000), plus (b) any accrued but unpaid preferred return on such capital contributions, plus (c) the residual value of the remaining interest (the amount that would be distributed to LLP if LLC sold the Louisville Hotel for its fair market value and distributed the proceeds to the members pursuant to the Operating Agreement). Under the terms of the Operating Agreement, the Company is subject to the Purchase Obligation whereby it is required, no later than February 12, 2006, to purchase LLP's remaining interest in the LLC for the Option Price. The Company's obligation to purchase the remaining interest in the LLC is secured by the Company's interest in the LLC and the Longwood, Florida property.

      On February 12, 2003 the Company entered into new agreements with the LLP to refinance the Notes and extend the terms. First, the Company made a $700,000 principal payment on the Notes by (a) paying $200,000 in cash; (b) conveying to an affiliate of LLP title to the Company's undeveloped land in Ohio in return for a $200,000 reduction in the principal of the Notes and (c) conveying to an affiliate of LLP title to the Company's undeveloped land in Arizona in return for a $300,000 reduction in the principal of the Notes and a release from portion of the Notes secured by the Arizona land. Second, the Company and LLP amended the terms of the Notes (other than the portion of the Notes secured by the land in Longwood, Florida (the "Florida Note")) by reducing the interest rate from 13% to 10% and extending the maturity date until

February 2006. Third, the Company and LLP amended the Florida Note by: (a) reducing the interest rate from 13% to 10%; (b) extending the maturity date such that principal is due and payable in quarterly installments of $50,000 with the first installment due on July 1, 2004 (which payment is recourse to the Company); (c) providing that interest only shall be payable in monthly installments until the date on which the final principal payment is paid and (d) providing that if the Company establishes legal access to its Florida land at any time prior to July 1, 2004, then the Company shall, at its option, either
(1) pay an amount equal to all remaining outstanding principal and interest or
(2) convey title to the land in Longwood to LLP as payment in full of the $300,00 Florida Note. Fourth, the Company and LLP amended the LLC Operating Agreement to (a) extend the Purchase Obligation until February 12, 2006, (b) reduce the rate of preferred return to 13% to 10% and (c) provide the Company with the option to extend to Purchase Obligation until February 12, 2007 if the Company has made a partial payment of no less than $1,000,000 towards the Purchase Obligation before February 12, 2006. As a result of these transactions, the remaining principal amount due on the Notes is $1,233,000.

      Associates is a licensee under a franchise agreement with Holiday Inn (the "Franchise Agreement"). The Company has guaranteed Associates' obligations under the Franchise Agreement. In the event that the Franchise Agreement is terminated as a result of a breach of the Franchise Agreement by Associates, Associates may be subject to liquidated damages under the Franchise Agreement equal to approximately 9 times the monthly franchise fees payable pursuant to the Franchise Agreement.

      In conjunction with the Franchise Agreement, Associates is subject to a Property Improvement Plan (the "Improvement Plan"). Pursuant to the Improvement Plan, Associates was required to make certain improvements to the Louisville Hotel by December 31, 2002, as well as meet certain interim milestones. The Company estimates that the total required improvements will cost approximately $1,200,000. As of June 30, 2003 the Louisville Hotel has spent approximately $510,000 on improvements and has approximately $58,000 in escrow to spend on improvements. The Company has received a verbal extension for the completion of the Improvement Plan. Funding by Associates should be sufficient for it's completion by using the escrowed funds described above and excess cash flows generated by the Louisville Hotel. If the verbal extension is withdrawn, the Company would be in noncompliance with the Franchise Agreement.

Shareholder Settlement

See Part 11, Item 1 of the Quarterly Report on Form 10-QSB

ITEM 3. CONTROLS AND PROCEDURES

      The Company's principal executive officer and principal financial officer, or persons performing similar functions, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by paragraph (b) of Rules 13(a)-15 or 15(d)-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

                           PART II. OTHER INFORMATION

                  ITEM 1. LEGAL PROCEEDINGS

      In March 2003, the Company entered into a Stipulation of Settlement (the "Settlement") in the action that was pending in the Court of Chancery of the State of Delaware (New Castle County) entitled William N. Strassburger v. Michael M. Earley, Luther A. Henderson, John C. Stiska, N. Russell Walden, and Triton Group, Ltd., defendants, and Ridgewood Hotels, Inc., nominal defendant, C.A. No. 14267 (the "Chancery Court Action"), pursuant to which the parties agreed to settle the Chancery , Court Action. On March 24, 2003, the Settlement was submitted to the Court for approval. On May 20, 2003 the Court entered an Order and Final Judgment approving the terms of the Settlement and dismissing the Chancery Court Action. The Order and Final Judgment became final on June 19, 2003. The principal terms of the Settlement provide that:

            (i) Certain of the defendants will pay to Ridgewood the aggregate amount of $1,770,000. Ridgewood has agreed to use $1,645,000 of such funds to make an offer to acquire the shares of Ridgewood's common stock held by its Minority Stockholders (as such term is defined in the Settlement). The defendants in the Chancery Court Action and Ridgewood's majority stockholder, Fountainhead Development, LLC, have agreed that the shares of Ridgewood's common stock held by them will not participate in the offer. As a result, it is estimated that the holders of up to approximately 790,457 shares of Ridgewood's common stock may be eligible to participate in the offer, resulting in an offer of approximately $2.08 per share for such shares.

            (ii) All of the shares of Ridgewood's Series A Convertible Preferred Stock will be cancelled in exchange for 1,350,000 shares of Ridgewood's common stock (which will not be eligible to participate in the offer described above) and Ridgewood's obligation to pay any accrued but unpaid dividends with respect to such preferred stock will be eliminated.

            (iii) Defendant Walden will transfer his 32,000 shares of
                  Ridgewood's common stock to Ridgewood.

            (iv) The Action will be dismissed and the defendants will be released from any claims relating hereto.

                  In addition, certain of the defendants have agreed to pay the attorney's fees and expenses of the plaintiff's counsel up to $1,825,000. Under the term of the Settlement, Ridgewood is not obligated to pay any of the plaintiff's attorney's fees or expenses.

                  In June 2003, the Company received $1,000,000 of the
            settlement proceeds. Subsequent to June 30, 2003, (i) the Company received the remaining $770,000 of settlement proceeds and has commenced an offer to purchase up to 790,457 shares of its Common Stock at $2.08 per share, (ii) the Company's outstanding Preferred Stock was exchanged for 1,350,000 shares of Common Stock and (iii) the 32,000 shares of Common Stock held by Mr. Walden were cancelled

ITEM 2. Changes in Securities and Use of Proceeds

      Pursuant to the terms of the Stipulation of Settlement in the Chancery Court Action described in Item 1 above, the Company's Series A Convertible Preferred Stock has been cancelled and the 450,000 shares of Series A Convertible Preferred Stock outstanding on June 30, 2003 have been exchanged for 1,350,000 shares of the Company's Common Stock. The accrued and unpaid dividends with respect to the Series A Convertible Preferred Stock have been eliminated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            A.    Exhibits:

                       31.1   Certification of Henk H. Evers
                       31.2   Certification of Jim Papovich
                       32.1   Section 1350 Certification by Henk H. Evers
                       32.2   Section 1350 Certification by Jim Papovich

            B.    Reports on Form 8-K:

      During the quarter ended June 30, 2003, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K.

      (i) On May 8, 2003, the Company filed a Current Report on Form 8-K reporting under Item 4 a change in the Company's certifying accountant. The Company reported that the auditor-client relationship with Deloitte and Touche LLP had ceased.

      (ii) On May 16, 2003, the Company filed a Current Report on Form 8-K reporting under Item 4 a change in the Company's certifying accountant. The Company reported that they had engaged Moore Stephens Lovelace, P.A. as its new independent auditor.

      (iii) On May 19, 2003, the Company filed a Current Report on Form 8-K/A amending and restating in its entirety Item 4 of the Current Report on Form 8-K filed by the Company on May 8, 2003. Additionally, this Current Report on Form 8-K/A provides disclosure under Item 7 exhibits.

      (iv) On May 23, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 other events and required FD disclosure. The Company reported that the Delaware Court of Chancery entered an Order and Final Judgement approving the Stipulation of Settlement. Additionally, this Current Report on Form 8-K provides disclosure under Item 7 exhibits.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: August 14, 2003